Form 10-K
period 2023-12-31
Aimei Health Technology Co., Ltd.
filed 2024-03-25
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41880

AIMEI HEALTH TECHNOLOGY CO., LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 East 53rd Street, Suite 3001 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-845-9945

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares	AFJK	The NASDAQ Stock Market LLC
Rights	AFJKR	The NASDAQ Stock Market LLC
Units	AFJKU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.

As of March 22, 2024 there were 9,026,000 shares of the Company’s ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AIMEI HEALTH TECHNOLOGY CO., LTD.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

CERTAIN TERMS

References to “Aimei,” the “Company,” “our,” “us” or “we” refer to Aimei Health Technology Co., Ltd., a blank check company incorporated as a Cayman Islands exempted company on April 27, 2023 .. References to our “Sponsor” refer to Aimei Investment Ltd, a Cayman Islands exempted company. References to our “IPO” refer to the initial public offering of Aimei, which closed on December 6, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our filings from time to time with the United States Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

General

We are a blank check company newly incorporated as a Cayman Islands exempted company on April 27, 2023. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We were incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. As such, although we are not targeting target companies in China, we may consider an initial business combination with a target business with its principal business operations in China (including Hong Kong and Macau). We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction.

The Registration Statement for our initial public offering was declared effective on November 30, 2023 (the “Initial Public Offering,” or “IPO”). On December 6, 2023, we consummated our Initial Public Offering of 6,900,000 units (the “Units”) at $10.00 per Unit. Each Unit consists of one ordinary share, $0.0001 par value (“Ordinary Share”), and one right (“Right”) to receive one-fifth (1/5) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000. The Company had granted the underwriters a 45-day option to purchase up to 900,000 additional Units (the “Over-Allotment Option Units”) to cover over-allotments, if any, which option was fully exercised at the IPO. The Company incurred offering costs of $2,070,665 and $690,000 for deferred underwriting commissions.

Simultaneously with the closing of the IPO on December 6, 2023, the Company consummated the private placement (“Private Placement”) with Aimei Investment Ltd of 332,000 units (the “Private Units”), generating total proceeds of $3,320,000. The Private Units are identical to the Units sold as part of the public Units in the IPO. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On December 6, 2023, a total of $69,690,000 of the net proceeds from the sale of Units in the initial public offering (including the Over-Allotment Option Units) and the Private Placement, were placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”), located in the United States and held as cash items or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to our shareholders.

If we are unable to consummate our initial business combination within the allotted time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Competitive Advantage

We have an experienced and highly professional management team, almost all of whom have entrepreneurial experience or experience working for public companies, and we believe that this valuable experience can help us to better identify outstanding companies that are considering becoming public companies.

Our Chief Executive Officer, Juan Fernandez Pascual, has a deep understanding of the industry, the current challenges and opportunities, and the best strategies for success. He is also familiar with the regulatory environment and has a strong track record of navigating complex legal and financial matters. His background in financial management and corporate governance will be especially helpful in guiding the company’s strategic decisions. We believe Juan’s unique experience and contacts will help us identify great target companies.

Our Chief Financial Officer, Hueng Ming Wong, has solid background of accounting and financing as he has worked in an international accounting firm and advanced in the audit field by leading both internal and external audits, including as a senior manager and a manager in PricewaterhouseCoopers, Beijing office and Deloitte Touche Tohmatsu, Hong Kong, respectively. He has also advised a number of companies that are listed on overseas stock exchanges, including those in the United States, China and Hong Kong. We believe that his experience will help us to better identify the financial risks of potential investment targets and to find outstanding companies to acquire.

Additionally, we believe that our independent director nominees will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on the intelligent transportation sector and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our shareholders.

In addition, our sponsor has engaged the services of ARC Group Limited to provide financial advisory services to our sponsor in connection with the IPO, which services include an analysis of markets, positioning, financial models, organizational structure and capital requirements as well as assistance with the public offering process including assisting in the preparation of financial information and statements.

The past performance of the members of our management team, our sponsor’s financial advisor or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

Our Chief Financial Officer is a citizen of Hong Kong. Additionally, one of our three independent director nominees, resides in China. Although we are not targeting target companies in China, we may consider a business combination with an entity or business with a physical presence or other significant ties to China, including Hong Kong and Macau, which may subject the post-business combination business to the laws, regulations and policies of China. Any target for a business combination may conduct operations through subsidiaries in China. The legal and regulatory risks associated with doing business in China discussed in this report may make us a less attractive partner in an initial business combination than other special purpose acquisition companies that do not have any ties to China. As such, our ties to China may make it harder for us to complete an initial business combination with a target company without any such ties. In addition, we will not conduct a business combination with any target company that conducts operations through variable interest entities (“VIEs”), which are a series of contractual arrangements used to provide the economic benefits of foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. As a result, this may limit the pool of acquisition candidates we may acquire in the PRC, in particular, relative to other special purpose acquisition companies that are not subject to such restrictions, which could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC relative to such other companies.

If we were to complete a business combination with a Chinese entity, we could be subject to certain legal and operational risks associated with or having the majority of post-business combination operations in China. PRC laws and regulations governing PRC based business operations are sometimes vague and uncertain, and as a result these risks may result in material changes in the operations of any post-business combination subsidiaries, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer, or continue to offer, our securities to investors, including investors in the United States. Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. These recently enacted measures, and new measures which may be implemented, could materially and adversely affect the operations of any post-business combination company which we may acquire as our initial business combination.

Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on a China-based target company’s daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. Additionally, if we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights. There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations which may have a material adverse impact on the value of our securities. If we enter into a business combination with a target business operating in China, cash proceeds raised from overseas financing activities, including the IPO, may be transferred by us to any future PRC subsidiaries via capital contribution or shareholder loans, as the case may be. All these risks could result in a material change in our or the target company’s post-combination operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Furthermore, the PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors. Please see those factors described under the heading “Risk Factors” in our filings from time to time with the SEC.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

We believe we are not required to obtain approvals from any PRC government authorities, including the CSRC or the Cyberspace Administration of China (“CAC”), or any other government entity, to issue our securities to foreign investors and to list on a U.S. exchange or to search for a target company. As of the date of this report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities. However, applicable laws, regulations, or interpretations of the PRC may change or we could be mistaken about these rules applicability, and the relevant PRC government agencies could reach a different conclusion and may subject us to a stringent approval process from the relevant government entities in connection with the IPO, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC Target Company. If the CSRC or the CAC, or any other governmental or regulatory body subsequently determines that its approval is needed for the IPO, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC, CAC and/or other PRC regulatory agencies. It is uncertain whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If approval is required in the future, including pursuant to the Trial Measures, and we are denied permission from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect our ability to complete a business combination in which case we may have to liquidate which would be adverse to the interests of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after the IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

There are numerous risks and uncertainties related to doing business in China including:

●	Adverse changes in political and economic policies or political or social conditions of the PRC government could have a material adverse effect on the overall economic growth of China;

●	Uncertainties with respect to the PRC legal system could limit legal protections available to you and us;

●	It may be difficult for overseas regulators to conduct investigations or collect evidence within China

●	PRC companies in certain business sectors are required to undergo national security review or obtain clearance from relevant authorities if necessary before making any filings with the CSRC.

●	PRC companies must comply with national secrecy and data security laws with respect to any data disclosure.

●

CSRC has the authority to and may block offshore listings that: (1) are explicitly prohibited by law; (2) may endanger national security; (3) involve criminal offenses such as corruption, bribery, embezzlement, misappropriation of property by the issuer, its controlling persons (with a three-year lookback); (4) involve the issuer under investigations for suspicion of criminal offenses or major violations of laws and regulations; or (5) involve material ownership disputes.

Please see those factors described under the heading “Risk Factors” in our filings from time to time with the SEC.

Each of our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination. For more information, see the section of this report entitled “Management — Conflicts of Interest” and “Risk Factors.”

Investment Direction

Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We anticipate targeting what are traditionally known as “small cap” companies domiciled in North America, Europe and/or the Asia Pacific (“APAC”) regions that are developing assets in the biopharmaceutical, medical technology/medical device and diagnostics space which aligns with our management team’s experience in operating health care companies and in drug and device technology development as well as diagnostic and other services. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. As such, although we are not targeting target companies in China, we may consider an initial business combination with a target business with its principal business operations in China (including Hong Kong and Macau). At the time of preparing this report, we have not identified any specific business combination, nor has anyone on our behalf initiated or engaged in any substantive discussions, formal or otherwise, related to such a transaction. Our efforts to date are limited to organizational activities related to the IPO.

Transfers of Cash to and from our Post Business Combination Subsidiaries

To date, we have not pursued an initial business combination and there have not been any capital contributions or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions. Although we do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction, our initial business combination target company may include a company based in the PRC. If we decide to consummate our initial business combination with a target business based in and primarily operating in the PRC, the combined company, whose securities will be listed on a U.S. stock exchange, may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations.

After the initial business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made.

Current PRC regulations permit a potential PRC target company’s indirect PRC subsidiaries to pay dividends to an overseas subsidiary, for example, a subsidiary located in Hong Kong, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of the target’s subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, each such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of the Renminbi (“RMB”), the legal currency of the PRC, into foreign currencies and the remittance of currencies out of the PRC. Our initial business combination target may be a PRC company with substantially all of its revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands post business combination, we may not be able to pay dividends in foreign currencies to our security-holders. Furthermore, if our target’s subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Cash dividends, if any, on our ordinary shares will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and, as a result, may be subject to PRC withholding tax at a rate of up to 10.0%.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of RMB into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC. Please see those factors described under the heading “Risk Factors” in our filings from time to time with the SEC.

Market and Industry

According to the HIMSS Future of Healthcare Report, 80% of healthcare providers plan to increase investment in technology and digital solutions over the next five years. In addition, 47% cited digital as a top organizational priority and 58% plan to invest more than $10 million in digital health programs by 2026.

A report released by MedTech Europe disclosed that the European medical technology market was estimated at approximately €150 billion in 2021. In terms of growth, the in vitro diagnostics (IVD) market has been boosted in recent years by the COVID-19 pandemic, reaching a growth rate of 25% in 2020. The top five biggest medtech markets are Germany, France, the United Kingdom, Italy, and Spain. Medical technology offers solutions for many disease areas. From a worldwide perspective, IVD is the largest sector, followed by cardiology and diagnostic imaging. Based upon manufacturer prices, the European medical device market is estimated to make up approximately 27.3% of the world market. It is the second-largest medical device market after the United States (43.5%).

The pharmaceutical industry has experienced significant growth during the past two decades, and pharma revenues worldwide totaled 1.42 trillion U.S. dollars in 2021. In 2022, the United States was still the largest single pharmaceutical market, generating more than 600 billion U.S. dollars of revenue. Europe was responsible for generating around 213 billion U.S. dollars. These two markets, together with Japan, Canada and Australia, form the so-called established (or developed) markets.

Over the past decade, Asia has grown exponentially, driving growth, innovation, and future development. While the United States still accounts for approximately half of novel pipeline assets, Asia is closing ranks. Asia’s pharma industry typically entails not only innovative portfolios and pipelines, but also creative market access approaches, effective stakeholder engagements, and innovative business models and go-to-market strategies.

Opportunity & Acquisition Target Criteria

We will seek to acquire small cap businesses in the biopharmaceutical, medical technology/device industries or diagnostic and other services sector. We believe these industries are attractive for a number of reasons, including: they represent attractive markets, which are characterized by a high level of innovation and they include a large number of emerging high growth companies that have the right size as potential targets.

Our operating experience and industry contacts place us in a position to optimize our chances of identifying high value targets in these areas. Our target of small cap healthcare-based companies will be based on the concept of value investing and therefore focused on quality businesses with specific and time-based catalysts. We will remain opportunistic at considering opportunities throughout the healthcare space however, our primary focus will be on small cap healthcare companies with one or more of the following characteristics:

●	Late-stage development or revenue generating

●	High growth prospects with sustainable proprietary position

●	Experienced management teams with previous successes, especially where we can add critical public company expertise

●	Addressable conditions that are clinically important and under-diagnosed or treated

●	Independent companies or corporate spin offs

●	Domestic or International base of business

We will be focused on companies in disruptive and other value added subsegments of healthcare that have the potential for significant gains in the next five years. Our ideal company will be institutionally backed, with a high-quality management team and a demonstrated ability to raise money from the private capital markets. Our plan is to focus on the esoteric/specialty diagnostic market that is quickly emerging as a critical component of the medical health system as the concept of therapeutics, diagnostics, medical devices and artificial intelligence merge into a single focus of optimizing patient care.

The focus of our management team will be to create shareholder value by leveraging its experience to efficiently guide an emerging healthcare company towards commercialization. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	We believe that there are a substantial number of potential target businesses domestically and internationally with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth or to advance clinical programs.

●	We intend to seek target companies that have significant and underexploited expansion opportunities in a niche sector. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions. Additionally, our management team has extensive experience assisting healthcare companies raise money as they navigate the regulatory approval process.

●	We intend to seek target companies that should offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverage our experience. We expect to evaluate a target based on its potential to successfully achieve regulatory approval and commercialize its product(s). We also expect to evaluate financial returns based on (i) risk-adjusted peak sales potential (ii) the potential of pipeline products and the scientific platform (iii) the ability to achieve the system cost savings, (iv) the ability to accelerate growth via other options, including through the opportunity for follow-on acquisitions and (v) the prospects for creating value through other value creation initiatives. Potential upside, for example, from the growth in the target business’ earnings or an improved capital structure will be weighed against any identified downside risks.

●	We intend to invest in businesses that have a track record of success. We look for companies with shareholder-friendly governance and low leverage, which are valued at what we think are low prices relative to their earnings potential and where we see attractive return potential over the long run. We believe this investment approach constitutes our competitive advantage and can potentially offer both meaningful upside potential and a degree of downside protection in periods of financial market turbulence.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business, nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.

Initial Business Combination

We will have until 12 months from the closing of our IPO (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in this report) to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq after the IPO, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target.

However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

Members of our management team and our independent directors and their affiliates will directly or indirectly own ordinary shares and private rights following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Additionally, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including other blank check companies similar to our company, pursuant to which such officer or director may be required to present a business combination opportunity to such entity. Specifically, our executive officers are affiliated with our sponsor and other entities that make, or are looking to make, investments in companies. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. For additional information regarding our executive officers’ and directors’ business affiliations and potential conflicts of interest, see “Directors, Executive Officers and Corporate Governance.” Our amended and restated memorandum and articles of association provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

PRC Approvals

Below is a summary of potential PRC laws and regulations that could be interpreted by the in-charge PRC government authorities, namely, the CSRC, the CAC and their enforcement agencies, to require the company to obtain permission or approval in order to issue securities to foreign investors in connection with a business combination or offer securities to foreign investors. The company does not believe that any permission or approval is required under the PRC laws or regulations to offer securities to non-PRC investors. However, there is no assurance that such approval or permission will not be required under the PRC laws, regulations or policies if the relevant governmental authorities take a contrary position, nor can the company predict whether or how long it will take to obtain such approval if so required.

CSRC Approval

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors adopted by six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce (the “SAMR”), the CSRC, and the SAFE in 2006 and amended in 2009, as well as some other regulations and rules concerning mergers and acquisitions (collectively, the “M&A Rules”) include provisions that purport to require that an offshore special purpose vehicle that is controlled by PRC domestic companies or individuals and that has been formed for the purpose of an overseas listing of securities through acquisitions of PRC domestic companies or assets to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published its approval procedures for overseas listings by special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles. While the application of the M&A Rules remains unclear, the company believes that the CSRC approval would not be required in the context of a business combination because (1) the M&A Rules provide that the acquisition of the equity held by the shareholders of a “domestic company” (i.e., a non-foreign investment company) or the subscription for the new shares issued by a “domestic company” by the shareholders of an offshore special purpose vehicle with the equity of such offshore special purpose vehicle, or by the offshore special purpose vehicle with its new shares for the purpose of the overseas listing of such offshore special purpose vehicle, shall be subject to the approval of the CSRC; while the company currently is a foreign-invested enterprise rather than a “domestic company” as defined under the M&A Rules, and (2) the CSRC currently has not issued any definitive rule or interpretation concerning whether a transaction of the kind contemplated herein is subject to the M&A Rules. However, uncertainties still exist as to how the M&A Rules will be interpreted and implemented.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

We believe we are not required to obtain approvals from any PRC government authorities, including the CSRC or the Cyberspace Administration of China (“CAC”), or any other government entity, to issue our securities to foreign investors and to list on a U.S. exchange or to search for a target company. As of the date of this report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities. However, applicable laws, regulations, or interpretations of the PRC may change or we could be mistaken about these rules applicability, and the relevant PRC government agencies could reach a different conclusion and may subject us to a stringent approval process from the relevant government entities in connection with the IPO, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC Target Company. If the CSRC or the CAC, or any other governmental or regulatory body subsequently determines that its approval is needed for the IPO, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC, CAC and/or other PRC regulatory agencies. It is uncertain whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If approval is required in the future, including pursuant to the Trial Measures, and we are denied permission from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect our ability to complete a business combination in which case we may have to liquidate which would be adverse to the interests of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after the IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

Our Sponsor

Our sponsor is Aimei Investment Ltd., a Cayman Islands exempted company whose ultimate beneficial owner is Ms. Huang Han. Ms. Han is a resident of the PRC. Mr. Juan Fernandez Pascual is the Secretary of our sponsor.

On May 1, 2023, we entered into a subscription agreement for founder shares with our sponsor which is recorded as subscription receivable and which was amended and restated on May 24, 2023. On May 25, 2023, 1,437,500 founder shares were issued to the sponsor (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) pursuant to a securities subscription agreement and the 1,437,500 ordinary shares previously held by the sponsor were repurchased by the company. Subsequently, on May 25, 2023, an aggregate of 152,000 founder shares were transferred to directors of the company. These 152,000 founder shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On October 20, 2023, the Company capitalized an amount equal to $28.75 standing to the credit of the share premium account and appropriated such sum and applied it on behalf of the Sponsor towards paying up in full (as to the full par value of $0.0001 per founder share) 287,500 unissued ordinary shares of $0.0001 par value and allotted such shares credited as fully paid to Sponsor, resulting in 1,725,000 shares being issued and outstanding. Such ordinary shares includes an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part. On October 20, 2023, the May 24, 2023 subscription agreement was amended to reflect this change. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

Each of our directors, director nominees and officers presently has and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Notwithstanding our founder’s and management team’s past experiences, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) that we will provide an attractive return to our shareholders from any business combination we may consummate. You should not rely on the historical record of the members of our management team or our sponsor or their respective affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Each of our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination. For more information, see the section of this report entitled “Directors, Executive Officers and Corporate Governance.”

Our Competitive Advantages

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With a trust account initially in the amount of $69,690,000, which includes up to approximately $690,000, for the payment of deferred underwriting commissions, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions. Because we are able to consummate a business combination using the cash proceeds from the IPO, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not identified any acquisition target and we have not, nor has anyone on our behalf, initiated any discussions, directly or indirectly, to identify any acquisition target. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings that will not commence until after the completion of the IPO. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting.

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business or businesses

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. If our securities are not listed on Nasdaq after the IPO, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), in each case calculated as of two business days prior to the consummation of the business combination and subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if we obtain affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may be forced to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months from the closing of the IPO (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in this report) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in the IPO or from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or to redeem their shares, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock, shares or other equity securities.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of the then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.10 per share, whether or not the underwriters’ over-allotment option is exercised in full. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

At any general meeting called to approve an initial business combination, public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the shares sold in the IPO. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the redemption right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to redeem no more than 20% of the shares sold in the IPO, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to deliver their shares prior to a specified date. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see those factors described under the heading “Risk Factors” in our filings from time to time with the SEC

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates.

The purpose of such purchases would be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible. Further, any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers: (a) would purchase the public shares at a price no higher than the price offered through our redemption process; (b) would represent in writing that such public shares will not be voted in favor of approving the business combination; and (c) would waive in writing any redemption rights with respect to the public shares so purchased.

To the extent any such purchases by our initial shareholders or any of their respective affiliates are made in situations in which the tender offer rules’ restrictions on purchases apply, we will disclose such sales, in a Current Report on Form 8-K prior to the security holder meeting to approve the business combination transaction,

Redemption of public shares and liquidation if no initial business combination

We will have until 12 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the period of time to consummate a business combination up to 12 times, each by an additional one month (for a total of up to 24 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $198,000 or up to $227,700 if the underwriters’ over-allotment option is exercised in full ($0.033 per share in either case) on or prior to the date of the applicable deadline, for each one month extension (or up to an aggregate of $2,376,000 (or $2,732,400 if the underwriters’ over-allotment option is exercised in full), or approximately $0.40 per share if we extend for the full 12 months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. You will not be able to vote on or redeem your shares in connection with any such extension.

If we are unable to consummate our initial business combination within the allotted time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the applicable period from the closing of the IPO. However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless in the event we do not consummate our initial business combination within the allotted time period.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10 (whether or not the underwriters’ over-allotment option is exercised in full). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.10, plus interest (net of any taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of the IPO.

If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely our sponsor would be able to satisfy its indemnity obligations if it was required to do so. However, we believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full).

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer”, a “fraudulent conveyance”, a “fraud in anticipation of winding up”, a “transaction in fraud of creditors” or a “misconduct in the course of winding up”. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within the allotted time period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption rights or to redeem 100% of our public shares if we do not complete our initial business combination within the allotted time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently maintain our executive offices at 10 East 53rd Street, Suite 3001, New York, NY 10022. Such space, utilities and secretarial and administrative services will be provided to us by our sponsor as part of the admin service, which was charged at $10,000 per month. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4 filed with the SEC on December 5, 2023.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 10 East 53rd Street, Suite 3001, New York, NY 10022, and our telephone number is +34 678 035200.

An affiliate of our Sponsor has agreed, commencing from the date that our securities were first listed on Nasdaq, through the earlier of our consummation of an initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, utilities and administrative services, as we may require from time to time. The Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in this report, for such administrative services.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “AFJKU” on December 4, 2023. The ordinary shares and rights comprising the units began separate trading on January 22, 2024, under the symbols “AFJK” and “AFJKR,” respectively.

Holders of Record

As of March 22, 2024 there were 9,026,000 ordinary shares issued and outstanding held by approximately 8 shareholders of record, and there were 1,905,000 ordinary shares issued and outstanding held by our Sponsor. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Aimei Health Technology Co., Ltd. is a blank check company newly incorporated as a Cayman Islands exempted company with limited liability for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report our initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with our company.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2023 were organizational activities, those necessary to prepare for the IPO, conducting the IPO and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and investments held in trust account, from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 27, 2023 (inception) to December 31, 2023, we had a net income of $171,389 which consisted of interest income earned on investments held in Trust Account of $199,848 offset by formation and operational costs of $28,459.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $580,717 in its operating bank account, $69,889,848 in its trust account, and working capital of approximately $555,876.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and borrowed from the Sponsor of approximately $210,151 under the note (as defined in Note 5). The Company has repaid the note in full on December 7, 2023. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs, however, the Company cannot provide any assurance that new financing will be available. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to a deferred fee of one percent (1.0%) of the gross proceeds of the IPO upon closing of the Business Combination, or $690,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2023, there was no critical accounting policies or estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Juan Fernandez Pascual	48	Chief Executive Officer, Secretary and Director
Heung Ming Wong	54	Chief Financial Officer and Director
Lin Bao	49	Director
Dr. Julianne Huh	54	Director
Robin Karlsen	30	Director

Juan Fernandez Pascual, CEO, Secretary and Director

Juan Fernandez, has served as our Chief Executive Officer, Secretary and Director since May 15, 2023. Mr. Fernandez also serves as Secretary of our Sponsor. Mr. Pascual is a citizen and resident of Spain. Mr. Fernandez has most recently served as the General Manager of Chassis Brakes International Spain, part of Hitachi Automotive Systems since April 2019 to February 2021 and was based in San Felices de Buelna, Autonomía de Cantabria, Spain. Mr. Fernandez is COO of another SPAC entity, Genesis Unicorn Capital Corp which completed its initial public offering in February 2022. Mr. Fernandez served as the President of Gira Cluster of Automotive Industries of Cantabria from May 2019 to March 2021 and was based in Spain. From September 2018 to April 2019, Mr. Fernandez served as the Smart Factory Platform Leader of Linxens based in Levallois, Île-de-France, France. From January 2017 to April 2019, Mr. Fernandez served as the Site Director of Linxens. From September 2015 to December 2016, Mr. Fernandez served as the Senior Area Sales Manager Southern Europe for Quintus Technologies, based in Vasteras, Sweden. From September 2014 to September 2015, Mr. Fernandez served as the Site Director of Hutchinson based in Châteaudun, France. From April 2013 to August 2014, Mr. Fernandez served as the Production Area Manager of Gestamp based in Le Theil, Basse-Normandie, France. From November 2005 to March 2013, Mr. Fernandez served as Process Engineer Manager at ArcelorMittal Aviles, Spain. From September 2003 to October 2005, Mr. Fernandez served as Resident Engineer of ArcelorMittal based Electrolux premises in Conegliano, Veneto, Italy. In 2018, Mr. Fernandez received his Executive MBA degree at ESCP Europe. In 1999, Mr. Fernandez received his DEA (Master in Sciences) at Ecole Polytechnique.

Heung Ming Wong, CFO and Director

Heung Ming Wong has served as our Chief Financial Officer and Director since May 15, 2023. Mr. Wong is a citizen and resident of Hong Kong. Mr. Wong has over twenty years’ experience in advising multinational companies on finance, accounting, internal control and corporate governance matters. Since March 2023, Mr. Wong has served as an independent non-executive director of E-Home Household Service Holding Ltd (Nasdaq: EJH), a China-based investment holding company mainly engaged in the operation of household services. Since April 2022, he has served as an independent non-executive director of Ostin Technology Group Co., Ltd (Nasdaq: OST), a China-based company mainly engaged in the business of designing, developing and manufacturing TFT-LCD modules. Mr. Wong has served as an independent non-executive director of Helens International Holdings Company Limited (9869HK), a China-based investment holding company mainly engaged in bar operation and franchise business, since August 2021 and was appointed as the independent director of Sansheng Holdings (Group) Co. Ltd., a Hong Kong Mainboard Stock Exchange listed company (stock code: 2183) on August 1, 2022. Mr. Wong has also served as an independent non-executive director of Meihua International Medical Technologies Co., Ltd., (Nasdaq: MHUA) from April 2022 to June 2022. Mr. Wong also has served as a director of TD Holdings, Inc. (Nasdaq: GLG), a company engaged in commodity trading and supply chain services businesses, since April 2021. From June 2020 to March 2021, Mr. Wong served as Chief Financial Officer of Meten EdtechX Education Group Ltd. (Nasdaq: METX), a leading English language training service provider in China. He has served from April 2021 to April 2023 as an independent director of Shifang Holding Group Ltd. (1831HK), a Hong Kong-listed company which provides a wide range of integrated print media and digital media services to advertisers and since March 2020 as an independent director of Raffles Interior Ltd. (1376HK), a company engaged in the interior decoration business. Mr. Wong has been serving as the non-executive Chairman for Raffles Interior Ltd., a Singapore-based interior fitting-out services provider, since September 23, 2022. Previously, he also served as the Chief Financial Officer from March 2017 to November 2018 at Frontier Services Group (0500HK), a company listed on the Hong Kong Stock Exchange, which is a leading provider of integrated security, logistics, insurance and infrastructure services for clients operating in developing regions. Prior to that, Mr. Wong worked for Deloitte Touche Tohmatsu (China) and PricewaterhouseCoopers (China) for an aggregate of more than 11 years. Mr. Wong graduated from the City University of Hong Kong in 1993 with a bachelor’s degree in Accountancy and obtained a master’s degree in Electronic Commerce from the Open University of Hong Kong in 2003. He is a fellow member of the association of Chartered Certified Accountants and the Hong Kong institute of Certified Public Accountants and a member of the Hong Kong Institute of Certified Internal Auditor.

Lin Bao, Independent Director

Ms. Bao is one of our independent directors. Ms. Bao is a citizen of Canada and a resident of the PRC. Ms. Bao has over 15 years of experience in accounting and auditing. She has served as the Chief Financial Officer of Jayud Global Logistics Limited, a China-based end-to-end supply chain solution provider with a focus on providing cross-border logistics services, since October 2022. She has served as independent director of SunCar Technology Group Inc. since May 2023 and independent director of Cetus Capital Acquisition Corp. since February 2023. She served as the Chief Financial Officer of Eagsen, Inc., a vehicle communication and entertainment system provider, from April 2020 to September 2022. Before Eagsen, Inc. was set up, Ms. Bao served as Chief Financial Officer of Shanghai Eagsen Intelligent Co., Ltd. from November 2019 to March 2020. From February 2018 to August 2019, Ms. Bao served as Chief Financial Officer of Jufeel International Group., a biotech company that cultivates, produces, develops and sells raw aloe vera and aloe vera based consumer products in China. From October 2015 to January 2018, Ms. Bao worked as an independent consultant to provide accounting advisory services for China-based companies. Ms. Bao began her career in accounting at Ernst & Young LLP Toronto, where she served from January 2005 to May 2008 as a Senior. Ms. Bao received a bachelor’s degree in Accounting from Concordia University in 2005, and a bachelor’s degree in Japanese from the Beijing Second Foreign Language Institute in 1994. Ms. Bao is a Certified Public Accountant in the United States, and she is also a Canadian Chartered Professional Accountant and a Hong Kong Certified Public Accountant.

Dr. Julianne Huh, Independent Director

Dr. Julianne Huh is one of our independent directors. Ms. Huh is a citizen of Korea and resident of Malaysia. Since May 2021, Dr. Huh has been serving as Independent Director of Data Knights Acquisition Corp. From October 2017 to June 2022, Dr. Huh served as the Director of S&I F&B Management Sdn, Bhd based in Kuala Lumpur, Malaysia, where she managed the overall business, operations and marketing of 2 Ox French Bistro. From June 2016 to August 2017, Dr. Huh served as the Vice President of The Mall of Korea based in Bangkok, Thailand, where she managed projects for business set-up, construction of department stores and nine restaurants. Dr. Huh also managed the overall business, operations and marketing while serving as the Vice President during this time. From November 2013 to June 2016, Dr. Huh served as the Director of Business Development of Juna International Ltd based in Shanghai, China and Seoul, Korea, where she oversaw China Business Development in the entertainment and music industry. From August 2006 to June 2016, Dr. Huh founded the Wonderful World of Learning (WWL) and served as its General Manager based in Shanghai, where she managed the overall business and operations of the preschool, curriculum development and teacher training. From October 2011 to May 2014, Dr. Huh served as the Managing Partner as well as Vice President of Pronovias Korea based in Seoul, Korea, where she launched the wedding dress brand “Pronovias” of the Spain flagship store as the sole franchise for the Korean market. Dr. Huh also oversaw and managed operations, marketing, PR and bi-annual buying and merchandising. From September 2009 to September 2019, Dr. Huh founded Only Natural Organic Bath Products based in Shanghai, China, where she was in charge of brand development and sales for charity purposes. In May 2005, Dr. Huh received her Doctor of Education (Ed.D) degree at the University of Massachusetts in the U.S. In May 1995, Dr. Huh received her Master of Education (M.Ed.) degree from the University of Massachusetts in the U.S. In June 1993, Dr. Huh completed two semesters of courses at the MBA program at the Yonsei University in Seoul, Korea. In February 1991, Dr. Huh received her Bachelor of Arts degree in English Language and Literature from Ewha Women’s University in Seoul, Korea.

Robin H. Karlsen, Independent Director

Mr. Karlsen is one of our independent directors. Mr. Karlsen is a citizen of Norway and a resident of Singapore. Since February 2022, Mr. Karlsen has been serving as President of ROHKA Pte. Ltd. Since June 2022, Mr. Karlsen has also been serving as Partner of AYA Land Development Ltd. His main responsibility in both companies is strategic consultancy for real estate investments From December 2018 to February 2022, Mr. Karlsen served as the Investment Director of PIK International, where he oversaw the identification and investments of real estate assets in Asia. From June 2016 to November 2018, Mr. Karlsen served as Business Development Manager of CFLD International Pte. Ltd, where he was involved in business development in Asia, Middle East and Africa for industry city development. In June 2016, Mr. Karlsen received his Master’s degree in Real Estate Finance and Investment from The University of Hong Kong. In May 2015, Mr. Karlsen received his Bachelor’s degree in Urban Studies from UCL Bartlett School of Planning.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Lin Bao, Robin H. Karlsen and Julianne Huh are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Executive Officer and Director Compensation

No compensation will be paid to our initial shareholders, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our initial shareholders, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Audit Committee We have established an audit committee of the board of directors. Lin Bao, Robin H. Karlsen and Julianne Huh serve as members of our audit committee. Lin Bao chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Lin Bao, Robin H. Karlsen and Julianne Huh are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Lin Bao qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Lin Bao, Robin H. Karlsen and Julianne Huh. Dr. Julianne Huh chairs the compensation committee. We have adopted a compensation committee charter, which detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

Our nominating committee consists of Lin Bao, Robin H. Karlsen and Julianne Huh, each of whom is an independent director under Nasdaq’s listing standards. Robin H. Karlsen chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement in connection with our IPO. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	On May 1, 2023, our initial shareholders purchased founder shares and on December 6, 2023, our sponsor purchased the private units in transactions that closed simultaneously with the closing of our IPO. Our initial shareholders have agreed to waive their right to liquidating distributions with respect to its founder shares if we fail to consummate our initial business combination within the required time period. However, if our initial shareholders acquire public shares in or after our IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units will be used to fund the redemption of our public shares, and the private units will expire worthless.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors currently has and may in the future have fiduciary obligations to other businesses, including other blank check companies similar to our company, of which they are now or may in the future be officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 22, 2024 the number of our ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 22, 2024, we had 9,026,000 shares of common stock, issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable, and the rights are not convertible within 60 days of March 22, 2024.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Shares
Juan Fernandez Pascual	50,000	* %
Heung Ming Wong	42,000	* %
Lin Bao	20,000	* %
Julianne Huh	20,000	* %
Robin H. Karlsen	20,000	* %

All officers and directors as a group	152,000	1.7%
(5 individuals)

Holders of 5% or more:
Aimei Investment Ltd (3)	1,905,000	21.1%
Harraden Circle Investments (4)	830,242	9.2%
Cowen and Company, LLC (5)	476,428	5.3%
Glazer Capital, LLC(6)	599,700	6.6%
Wealthspring Capital LLC(7)	914,798	10.1%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is 10 East 53rd Street, Suite 3001, New York, NY 10022

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding private rights, as such shares are not issuable within 60 days of the date of this report.

(3)

Represents shares held by our sponsor. Ms. Huang Han has voting and dispositive power over the shares held of record by our sponsor. Ms. Huang Han disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of her pecuniary interest therein. The business address of Aimei Investment Ltd. Is 4th Floor, Harbour Place, 103 South Church Street, P.O. Box 10240, Grand Cayman KY1-1002, George Town, Cayman Islands.

34

(4)

Based on a Schedule 13G filed on January 31, 2024. The schedule relates to shares directly beneficially owned by Harraden Circle Investors, LP (“Harraden Fund”). Harraden Circle Investors GP, LP (“Harraden GP”) is the general partner to Harraden Fund, and Harraden Circle Investors GP, LLC (“Harraden LLC”) is the general partner of Harraden GP. Harraden Circle Investments, LLC “Harraden Advisor”) serves as investment manager to Harraden Fund. Frederick V. Fortmiller, Jr. is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the shares reported directly beneficially owned by Harraden Fund. The address of the principal business office of each reporting person is 299 Park Avenue, 21st Floor, New York, NY 10171.

(5)	Based on a Schedule 13G filed on February 2, 2024. The address of the principal business office of the reporting person is 599 Lexington Ave, New York, NY 10022. The report does not name a natural person who directly or indirectly exercises sole or shared voting and/or dispositive power with respect to the securities. The report is signed by John Holmes, Chief Operating Officer.

(6)	Based on a Schedule 13G filed on February 14, 2024. Mr. Paul J. Glazer serves as the Managing Member of Glazer Capital LLC. The address of the business office of each of the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(7)	Based on a Schedule 13G filed on February 14, 2024. The statement was filed jointly filed by Wealthspring Capital LLC and Matthew Simpson, who is a United States citizen and a manager of Wealthspring. The principal business address for Wealthspring and for Mr. Simpson is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ordinary shares

Prior to the IPO, the Company issued an aggregate of 50,000 ordinary shares of $1.00 par value each to Han Huang. On May 11, 2023, Han Huang transferred those ordinary shares to the sponsor and on May 15, 2023 the sponsor resolved to sub-divide the ordinary shares of $1.00 par value each into ordinary shares of $0.0001 par value each and as such the sponsor held 500,000,000 ordinary shares of $0.0001 each. On May 15, 2023 the directors resolved to repurchase 498,562,500 ordinary shares from the sponsor, the repurchase resulting in the sponsor holding 1,437,500 ordinary shares. On May 25, 2023, 1,437,500 founder shares were issued to the sponsor (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) pursuant to a securities subscription agreement and the 1,437,500 ordinary shares previously held by the sponsor were repurchased by the company, the shares have been retroactively adjusted. On October 20, 2023, the Company capitalized an amount equal to $28.75 standing to the credit of the share premium account and appropriated such sum and applied it on behalf of the Sponsor towards paying up in full (as to the full par value of $0.0001 per founder share) 287,500 unissued ordinary shares of $0.0001 par value and allotted such shares credited as fully paid to the Sponsor, resulting in 1,725,000 shares being issued and outstanding. 225,000 shares of such ordinary shares are not subject to forfeiture as the underwriters’ over-allotment was exercised in full. The initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities).

Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to initial business combination, the Company consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On May 1, 2023, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $750,000, to be used for payment of costs related to the IPO. The note is non-interest bearing and payable on the earlier of (i) December 31, 2023, (ii) the consummation of the IPO or (iii) the date on which the Company determines to not proceed with the IPO. As of December 6, 2023, the Company has borrowed $210,151 under the promissory note with our Sponsor. This promissory note was fully repaid on December 7, 2023. There was no balance due as of December 31, 2023.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities were first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months for such administrative services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, no amounts under such loans have been drawn.

Related Party Policy

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, or MaloneBailey, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees of MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC totaled approximately $115,000  for the period from April 27, 2023 (inception) through   December 31, 2023. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from April 27, 2023 (inception) through  December 31, 2023, we did not pay MaloneBailey any audit-related fees.

Tax Fees. We have not paid MaloneBailey any fee for tax return services, planning and tax advice for the period from April 27, 2023 (inception) through December 31, 2023.

All Other Fees. We did not pay MaloneBailey for any other services for the period from April 27, 2023 (inception) through   December 31, 2023.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not preapprove all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will preapprove all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 1, 2023, by and between the Company and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.4	Rights Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
4.5	Description of Securities
10.1	Letter Agreement, dated December 1, 2023, among the Company and the Company’s officers, directors and Initial Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.2	Investment Management Trust Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.3	Registration Rights Agreements, dated December 1, 2023, by and between the Company and Initial Stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.4	Indemnity Agreements, dated December 1, 2023, by and among the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.5	Subscription Agreement, dated December 1, 2023, by and between the Company and Aimei Investment Ltd. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.6	Administrative Service Agreement, dated December 1, 2023, by and between the Company and Aimei Investment Ltd. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.7	Form of Promissory Note issued to Sponsor (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
21.1^	List of Subsidiaries
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

^	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIMEI HEALTH TECHNOLOGY CO., LTD.

Dated: March 25, 2024	By:	/s/ Juan Fernandez Pascual
	Name:	Juan Fernandez Pascual
	Title:	Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Juan Fernandez Pascual	Chief Executive Officer and Director	March 25, 2024
Juan Fernandez Pascual	(Principal Executive Officer)

/s/ Heung Ming Wong	Chief Financial Officer and Director	March 25, 2024
Heung Ming Wong	(Principal Accounting and Financial Officer)

/s/ Lin Bao	Director	March 25, 2024
Lin Bao

/s/Julianne Huh	Director	March 25, 2024
Julianne Huh

/s/ Robin Karlsen	Director	March 25, 2024
Robin Karlsen

AIMEI HEALTH TECHNOLOGY CO., LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Aimei Health Technology Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aimei Health Technology Co., Ltd. (the “Company”) as of December 31, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the period from April 27, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from April 27, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

March 25, 2024

AIMEI HEALTH TECHNOLOGY CO., LTD

BALANCE SHEET

December 31, 2023
Assets
Cash	$580,717
Total Current Assets	580,717

Cash and marketable securities held in Trust Account	69,889,848

Total Assets	$70,470,565

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	24,841
Total Current Liabilities	24,841

Deferred underwriter fee payable	690,000

Total Liabilities	714,841

Commitments and Contingencies (Note 6)
Redeemable Ordinary share
Redeemable Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 6,900,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.13	69,889,848

Stockholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 issued and outstanding (excluding 6,900,000 shares subject to possible redemption)	213
Additional paid-in capital	-
Accumulated deficit	(134,337)
Total Stockholders’ Deficit	(134,124)
Total Liabilities, Redeemable Ordinary share and Stockholders’ Deficit	$70,470,565

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

STATEMENT OF OPERATIONS

For the period from April 27, 2023 (inception) through
December 31, 2023
Formation and operating costs	$(28,459)
Loss from operations	(28,459)

Other income:
Interest earned on investments held in trust	199,848
Total other income	199,848

Net Income	$171,389

Weighted average shares outstanding, basic and diluted	2,233,770
Basic and diluted net income per share	$0.08

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 27, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

	Ordinary shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – April 27, 2023 (Inception)	-	$-	$-	$-	$-
Issuance of Founder Shares to Sponsor	1,725,000	173	24,827	-	25,000
Sale of public units through public offering	6,900,000	690	68,999,310	-	69,000,000
Sale of Private Placement Units	332,000	33	3,319,967	-	3,320,000
Offering costs	-	-	(2,070,665)	-	(2,070,665)
Deferred underwriting costs	-	-	(690,000)	-	(690,000)
Issuance of representative shares	69,000	7	(7)	-	-
Common shares subject to redemption	(6,900,000)	(690)	(69,689,310)	-	(69,690,000)
Remeasurement of common stock subject to possible redemption	-	-	-	(199,848)	(199,848)
Accretion of additional paid in capital to accumulated deficit	-	-	105,878	(105,878)	-
Net income	-	-	-	171,389	171,389
Balance – December 31, 2023	2,126,000	$213	$-	$(134,337)	$(134,124)

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

STATEMENT OF CASH FLOWS

For the Period from April 27, 2023 (inception) through December 31, 2023
Cash flow from operating activities:
Net income	$171,389
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in trust	(199,848)
Formation and operating costs paid by Sponsor	3,618
Changes in operating assets and liabilities:
Accrued expenses	24,841
Net cash used in operating activities	-

Cash flows from investing activities:
Investment of cash in Trust Account	(69,690,000)
Net cash used in investing activities	(69,690,000)

Cash flow from financing activities:
Proceeds from issuance of founder shares to Sponsor	25,000
Proceeds from sale of units through public offering	69,000,000
Proceeds from sale of private placement units	3,320,000
Proceeds from promissory note - related party	206,533
Payment of offering costs	(2,070,665)
Repayment of promissory note - related party	(210,151)
Net cash provided by financing activities	70,270,717

Net change in cash	580,717
Cash at the beginning of the period	-
Cash at the end of the period	$580,717

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$690,000
Initial classification of shares subject to redemption	$69,690,000
Subsequent remeasurement to redemption value- interest income	$199,848
Issuance of representative shares	$7
Accretion of additional paid in capital to accumulated deficit	$105,878

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

Aimei Health Technology Co., Ltd (the “Company”) is a blank check company incorporated in the Cayman Islands on April 27, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). Although there is no restriction or limitation on what industry its target operates in, it is the Company’s intention to pursue prospective targets that are focused on healthcare innovation. The Company anticipates targeting what are traditionally known as “small cap” companies domiciled in North America, Europe and/or the Asia Pacific (“APAC”) regions that are developing assets in the biopharmaceutical, medical technology/medical device and diagnostics space which aligns with its management team’s experience in operating health care companies and in drug and device technology development as well as diagnostic and other services.

At December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and investments held in trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Aimei Investment Ltd, a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 30, 2023. On December 6, 2023, the Company consummated its Initial Public Offering of 6,900,000 units (the “Units” and, with respect to the shares of Ordinary share included in the Units being offered, the “Public Shares”), at $10.00 per Unit, which includes full exercise of the underwriter’s over-allotment option of 900,000 Units, generating gross proceeds of $69,000,000 (the “Initial Public Offering”), and incurring offering costs of $2,070,665 and $690,000 for deferred underwriting commissions (see Note 5). The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any. On December 6, 2023, the over-allotment option was exercised in full.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 332,000 units (the “Private Units”) to the Sponsor at a price of $10.00 per Unit, generating total gross proceeds of $3,320,000 (the “Private Placement”). (see Note 4).

Following the closing of the Initial Public Offering on December 6, 2023, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or may be invested only in only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination, or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of how they vote for the Business Combination. If a vote is held to approve an initial business combination will consummate such initial business combination only if the Company has the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

The Sponsor has agreed (i) to vote any shares owned by them in favor of any proposed business combination, (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter prior to the consummation of our initial business combination and (iii) not to sell any shares to us in a tender offer in connection with any proposed business combination. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until 12 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by up to 12 additional months through 12 one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under its indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations and therefore believe the Sponsor will be unlikely to satisfy its indemnification obligations if it is required to do so. However, the Company believes the likelihood of our sponsor having to indemnify the trust account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $580,717 in its operating bank account, $69,889,848 in its trust account, and working capital of approximately $555,876.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of approximately $210,151 under the Note (as defined in Note 5). The Company has repaid the note in full on December 7, 2023. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loan.

Over the period of time to complete a business combination, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $580,717 in cash and no cash equivalents as of December 31, 2023.

Cash and marketable securities held in trust account

As of December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2023, the estimated fair values of investments held in Trust Account was $69,889,848.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. These costs, together with the cash underwriter fee of $1,380,000 and deferred underwriting fee of $690,000, were charged to additional paid-in capital upon completion of the Initial Public Offering.

Ordinary share Subject to Possible Redemption

All of the 6,900,000 shares of Ordinary share sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Ordinary share (including shares of Ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, on December 31, 2023, 6,900,000 shares of Ordinary share subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there is no provision for income taxes for the period from April 27, 2023 (inception) to December 31, 2023.

Net Income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the Initial Public Offering and rights issued as components of the Private Placement Units (the “Private Rights”) since the issuance of shares underlying the rights are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

Schedule of Basic and Diluted Net Income (Loss) Per Share

For The Period from April 27, 2023 (Inception) Through December 31, 2023
Net Income	$171,389
Denominator: weighted average number of ordinary shares	2,233,770
Basic and diluted net income per share	$0.08

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2023, $330,717 was not insured.

Fair value of financial instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$69,889,848	$—	$—

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted as of inception of the Company. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On December 6, 2023, the Company consummated its Initial Public Offering of 6,900,000 Units (including the issuance of 900,000 Units as a result of the underwriter’s full exercise of its over-allotment option), at $10.00 per Unit, generating gross proceeds of $69,000,000. Each Unit will one ordinary share and one right (“Public Right”). Each Public Right entitles the holder to receive one-fifth (1/5) of one Ordinary shares upon consummation of our initial business combination, so the holder must hold rights in multiples of 5 in order to receive shares for all of the rights upon closing of a business combination.

As of December 31, 2023, the Company incurred offering costs of approximately $2,070,665 and $690,000 for deferred underwriting commissions.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 332,000 Private Units at a price of $10.00 per Private Unit ($3,320,000 in the aggregate).

The proceeds from the sale of the Private Units will be added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering except that Private Units (including the private rights) will not be transferable, assignable or salable until the completion of our initial business combination except to permitted transferees. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private rights will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

Prior to the IPO, the Company issued an aggregate of 50,000 ordinary shares of $1.00 par value each to Han Huang. On May 11, 2023, Han Huang transferred those ordinary shares to the sponsor and on May 15, 2023 the sponsor resolved to sub-divide the ordinary shares of $1.00 par value each into ordinary shares of $0.0001 par value each and as such the sponsor held 500,000,000 ordinary shares of $0.0001 each. On May 15, 2023 the directors resolved to repurchase 498,562,500 ordinary shares from the sponsor, the repurchase resulting in the sponsor holding 1,437,500 ordinary shares. On May 25, 2023, 1,437,500 founder shares were issued to the sponsor (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) pursuant to a securities subscription agreement and the 1,437,500 ordinary shares previously held by the sponsor were repurchased by the company, the shares have been retroactively adjusted. On October 20, 2023, the Company capitalized an amount equal to $28.75 standing to the credit of the share premium account and appropriated such sum and applied it on behalf of the Sponsor towards paying up in full (as to the full par value of $0.0001 per founder share) 287,500 unissued ordinary shares of $0.0001 par value and allotted such shares credited as fully paid to the Sponsor, resulting in 1,725,000 shares being issued and outstanding. 225,000 shares of such ordinary shares are not subject to forfeiture as the underwriters’ over-allotment was exercised in full. The initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities).

Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to initial business combination, the Company consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On May 1, 2023, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $750,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2023, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. These amounts were repaid upon completion of the Initial Public Offering out of the $550,000 of Initial Public Offering proceeds that has been allocated for the payment of Initial Public Offering expenses. As of December 6, 2023, the Company has borrowed $210,151 under the promissory note with our Sponsor. This promissory note was fully repaid on December 7, 2023. There is no outstanding balance due as of December 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, there was no amount outstanding under any Working Capital Loan.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. For the period from inception through December 31, 2023, $10,000 is charged to expenses and included in the accrued expense on balance sheet as of December 31, 2023.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the insider shares, as well as the holders of the Private Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Representative Shares

The Company issued 69,000 representative shares to the representative (and/or its designees) as part of representative compensation as the underwriters exercised their over-allotment option in full. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales in the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in the IPO except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Registration Rights

The initial shareholders and their permitted transferees can demand that the Company register the founder shares, the Private Units and the underlying Private Shares, and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights, pursuant to an agreement to be signed prior to or on the effective date requiring the Company to register such securities for resale. The holders of such securities are entitled to demand that the Company register these securities at any time after consummation of an initial business combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the IPO may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in the IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement.

Underwriting Agreement

The underwriters purchased the 900,000 of additional Units to cover over-allotments, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $1,380,000 as the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of one percent (1.0%) of the gross proceeds of the Initial Public Offering, or $690,000 as the underwriters’ over-allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company has paid the representative of the underwriters, at closing of the Initial Public Offering, 1.00% of the gross proceeds in the Company’s ordinary shares or 69,000 ordinary shares as the underwriters’ over-allotment is exercised in full.

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a Business Combination, the Company has granted Spartan Capital Securities, LLC, a right of first refusal to act as sole investment banker, sole book running manager and/or sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the IPO.

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary share — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On May 1, 2023, we entered into a subscription agreement for founder shares with our sponsor which is recorded as subscription receivable and which was amended and restated on May 24, 2023. Prior to the IPO, the Company issued an aggregate of 50,000 ordinary shares of $1.00 par value each to Han Huang. On May 11, 2023, Han Huang transferred those ordinary shares to the sponsor and on May 15, 2023, the sponsor resolved to sub-divide the ordinary shares of $1.00 par value each into ordinary shares of $0.0001 par value each and as such the sponsor held 500,000,000 ordinary shares of $0.0001 each. On May 15, 2023, the directors resolved to repurchase 498,562,500 ordinary shares from the sponsor, the repurchase resulting in the sponsor holding 1,437,500 ordinary shares. On May 25, 2023, 1,437,500 founder shares were issued to the sponsor pursuant to a securities subscription agreement for an aggregate purchase price of $25,000 (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) pursuant to a securities subscription agreement and the 1,437,500 ordinary shares previously held by the sponsor were repurchased by the company, the shares have been retroactively adjusted. As of May 8, 2023, $25,000 was included as a subscription receivable. On September 15, 2023, the Company received $25,000 in cash. The Sponsor transferred 152,000 of those ordinary shares among the Company’s Chief Executive Officer, Chief Financial Officer and three independent director nominees at their original purchase price pursuant to executed securities assignment agreements, effective as of May 25, 2023. On October 20, 2023, the Company capitalized an amount equal to $28.75 standing to the credit of the share premium account and appropriated such sum and applied it on behalf of the Sponsor towards paying up in full (as to the full par value of $0.0001 per founder share) 287,500 unissued ordinary shares of $0.0001 par value and allotted such shares credited as fully paid to the Sponsor, resulting in 1,725,000 shares being issued and outstanding. 225,000 shares of such ordinary shares are not subject to forfeiture as the underwriters’ over-allotment was exercised in full. The initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities).

As of December 31, 2023, as a result of closing of the IPO and full exercise of the Representative’s Over-Allotment Option, there were 2,126,000 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

Rights — Each holder of a right will receive one-fifth (1/5) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary share will receive in the transaction on an as- converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/5th of one share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

Additionally, in no event will the Company be required to net cash settle the rights. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights. Accordingly, the rights may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

