Form 10-Q
period 2024-03-31
Aimei Health Technology Co., Ltd.
filed 2024-05-13
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41880

AIMEI HEALTH TECHNOLOGY CO., LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, Suite 3001

New York, NY 10022

(Address of principal executive offices) (Zip Code)

+34 678 035200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	AFJK	The Nasdaq Stock Market LLC
Rights, exchangeable into one-fifth of one Ordinary Share	AFJKR	The Nasdaq Stock Market LLC
Units, each consisting of one Ordinary Share and one Right	AFJKU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2024, there were 9,026,000 ordinary shares of the Company issued and outstanding.

Aimei Health Technology Co., Ltd.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

i

AIMEI HEALTH TECHNOLOGY CO., LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIMEI HEALTH TECHNOLOGY CO., LTD.

UNAUDITED BALANCE SHEETS

	March 31, 2024	December 31, 2023

ASSETS
Cash	$413,747	$580,717
Prepaid expenses	66,667	-
Due from a related company	302	-
Total current assets	480,716	580,717
Cash and marketable securities held in Trust Account	70,798,980	69,889,848

TOTAL ASSETS	$71,279,696	$70,470,565

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$78,472	$24,841
Total current liabilities	78,472	24,841

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	768,472	714,841

Commitments and contingencies
Ordinary shares, subject to possible redemption. 6,900,000 and 6,900,000 shares issued and outstanding at redemption value of $10.26 and $10.13 as of March 31, 2024 and December 31, 2023, respectively	70,798,980	69,889,848

Stockholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 and 2,126,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (excluding 6,900,000 and 6,900,000 shares subject to possible redemption, respectively)	213	213
Accumulated deficit	(287,969)	(134,337)

Total Stockholders’ Deficit	(287,756)	(134,124)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$71,279,696	$70,470,565

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD.

UNAUDITED STATEMENT OF OPERATIONS

Three months ended
March 31, 2024

Formation and operating costs	$(153,632)

Other income:
Interest earned on investments held in trust	909,132

Total other income	909,132

NET INCOME	$755,500

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000

Basic and diluted net income per ordinary shares subject to possible redemption	$0.08

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	2,126,000
Basic and diluted net income per share, ordinary shares not subject to possible redemption	$0.08

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD.

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Three Months Ended March 31, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance as of December 31, 2023	2,126,000	$213	$-	$(134,337)	$(134,124)

Remeasurement of common stock subject to possible redemption	-	-	-	(909,132)	(909,132)
Net income	-	-	-	755,500	755,500

Balance as of March 31, 2024	2,126,000	$213	$-	$(287,969)	$(287,756)

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD.

UNAUDITED STATEMENT OF CASH FLOWS

Three Months Ended
March 31, 2024
Cash flows from operating activities:
Net income	$755,500
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in trust	(909,132)
Change in operating assets and liabilities:
Increase in prepayment	(66,667)
Increase in amount due from related company	(302)
Increase in accrued expenses	53,631
Net cash used in operating activities	(166,970)

NET CHANGE IN CASH	(166,970)

CASH, BEGINNING OF PERIOD	580,717

CASH, END OF PERIOD	$413,747

Non-cash investing and financing activities
Remeasurement of common stock subject to possible redemption	$909,132

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Aimei Health Technology Co., Ltd. (the “Company”) is a blank check company incorporated in the Cayman Islands on April 27, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). Although there is no restriction or limitation on what industry its target operates in, it is the Company’s intention to pursue prospective targets that are focused on healthcare innovation. The Company anticipates targeting what are traditionally known as “small cap” companies domiciled in North America, Europe and/or the Asia Pacific regions that are developing assets in the biopharmaceutical, medical technology/medical device and diagnostics space which aligns with its management team’s experience in operating health care companies and in drug and device technology development as well as diagnostic and other services.

As of March 31, 2024, the Company had not yet commenced any operations. All activities through March 31, 2024 related to the Company’s formation and the Initial Public Offering (as defined below). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Aimei Investment Ltd, a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 30, 2023. On December 6, 2023, the Company consummated its Initial Public Offering of 6,900,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, which includes full exercise of the underwriters’ over-allotment option of 900,000 Units, generating gross proceeds of $69,000,000 (the “Initial Public Offering”), and incurring offering costs of $2,070,665 and $690,000 for deferred underwriting commissions (see Note 7). The Company granted the underwriters a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any. On December 6, 2023, the over-allotment option was exercised in full.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 332,000 units (the “Private Units”) to the Sponsor at a price of $10.00 per Unit, generating total gross proceeds of $3,320,000 (the “Private Placement”). (see Note 4).

Following the closing of the Initial Public Offering on December 6, 2023, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or may be invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination, or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of its initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of how they vote for the Business Combination. If a vote is held to approve such an initial Business Combination, the Company will consummate such initial business combination only if the Company has the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company.

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, and file tender offer documents with the U.S. Securities and Exchange Commission (the “SEC”) prior to completing its initial Business Combination which contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

The Sponsor has agreed (i) to vote any shares owned by them in favor of any proposed business combination, (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to the Company’s charter prior to the consummation of its initial business combination and (iii) not to sell any shares to us in a tender offer in connection with any proposed business combination. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until 12 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination by up to 12 additional months through 12 one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of ordinary shares and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under its indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations and therefore believe the Sponsor will be unlikely to satisfy its indemnification obligations if it is required to do so. However, the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2024, the Company had $413,747 in its operating bank account, $70,798,980 in its Trust Account and working capital of $402,244.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through (i) the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (see Note 5), and (ii) a loan from the Sponsor of approximately $210,151 under the Note (as defined in Note 5). The Company has repaid the note in full on December 7, 2023. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2024, there were no amounts outstanding under any Working Capital Loan.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited financial statements as of March 31, 2024 should be read in conjunction with the Company’s financial statements and notes thereto for the period from inception through December 31, 2023, included in the Company’s Annual Report on Form 10K. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

● Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

● Use of estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

● Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

● Cash and marketable securities held in Trust Account

As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying unaudited statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the estimated fair value of investments held in Trust Account was $70,798,980 and 69,889,848, respectively.

● Ordinary shares subject to possible redemption

All of the 6,900,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification (“ASC”) 480, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, as of March 31, 2024 and December 31, 2023, 6,900,000 and 6,900,000 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited balance sheets.

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Income taxes

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there was no provision for income taxes for the three months ended March 31, 2024.

● Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the rights issued in connection with the Initial Public Offering and rights issued as components of the Private Units (the “Private Rights”) since the issuance of shares underlying the rights is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

For the Three Months Ended March 31, 2024
Net income	$755,500

	For the Three Months Ended
	March 31, 2024
	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares
Basic and diluted net income per share:
Numerators:
Allocation of net income including carrying value to redemption value	$577,548	$177,952
Allocation of net income	$577,548	$177,952
Denominators:
Weighted-average shares outstanding	6,900,000	2,126,000
Basic and diluted net income per share	$0.08	$0.08

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2024 and December 31, 2023, $163,747 and $330,717 was not insured, respectively.

● Fair value of financial instruments

The Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1 — defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury	$70,798,980	$70,798,980	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury	$69,889,848	$69,889,848	$-	$-

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Related parties

Parties, which can be a corporation or individual, are considered to be related if either the Company or the other party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or significant influence.

● Recent issued accounting standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

On December 6, 2023, the Company consummated its Initial Public Offering of 6,900,000 Units (including the issuance of 900,000 Units as a result of the underwriters’ full exercise of their over-allotment option), at $10.00 per Unit, generating gross proceeds of $69,000,000. Each Unit will one ordinary share and one right (“Public Right”). Each Public Right entitles the holder to receive one-fifth (1/5) of one ordinary share upon consummation of its initial business combination, so the holder must hold rights in multiples of 5 in order to receive shares for all of the rights upon closing of a business combination.

As of December 31, 2023, the Company incurred offering costs of approximately $2,070,665 and $690,000 for deferred underwriting commissions.

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 332,000 Private Units at a price of $10.00 per Private Unit ($3,320,000 in the aggregate).

The proceeds from the sale of the Private Units will be added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering except that Private Units (including the Private Rights) will not be transferable, assignable or salable until the completion of the Company’s initial Business Combination except to permitted transferees. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Rights will expire worthless.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

Prior to the Initial Public Offering, the Company issued an aggregate of 50,000 ordinary shares of $1.00 par value each to Han Huang. On May 11, 2023, Han Huang transferred those ordinary shares to the Sponsor and on May 15, 2023, the Sponsor resolved to sub-divide the ordinary shares of $1.00 par value each into ordinary shares of $0.0001 par value each and as such the Sponsor held 500,000,000 ordinary shares of $0.0001 each. On May 15, 2023, the directors resolved to repurchase 498,562,500 ordinary shares from the Sponsor, the repurchase resulting in the Sponsor holding 1,437,500 ordinary shares. On May 25, 2023, 1,437,500 founder shares were issued to the Sponsor (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) pursuant to a securities subscription agreement and the 1,437,500 ordinary shares previously held by the Sponsor were repurchased by the company, the shares have been retroactively adjusted. On October 20, 2023, the Company capitalized an amount equal to $28.75 standing to the credit of the share premium account and appropriated such sum and applied it on behalf of the Sponsor towards paying up in full (as to the full par value of $0.0001 per founder share) 287,500 unissued ordinary shares of $0.0001 par value and allotted such shares credited as fully paid to the Sponsor, resulting in 1,725,000 ordinary shares being issued and outstanding. 225,000 shares of such ordinary shares are not subject to forfeiture as the underwriters’ over-allotment was exercised in full. The initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities).

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of the Company’s initial Business Combination or earlier if, subsequent to initial Business Combination, the Company consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On May 1, 2023, the Sponsor issued an unsecured promissory note (the “Note”)  to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $750,000, to be used for payment of costs related to the Initial Public Offering. The Note is non-interest bearing and payable on the earlier of (i) December 31, 2023, (ii) the consummation of the Initial Public Offering, or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. These amounts were repaid upon completion of the Initial Public Offering out of the $550,000 of Initial Public Offering proceeds that has been allocated for the payment of Initial Public Offering expenses. As of December 6, 2023, the Company has borrowed $210,151 under the Note. The Note was fully repaid on December 7, 2023. There was no outstanding balance due as of March 31, 2024 and December 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, there was no amount outstanding under any Working Capital Loan.

Administrative Services Arrangement

An affiliate of the Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. For the three months ended March 31, 2024, $30,000 was charged to expenses and included in accrued expenses on the unaudited balance sheets as of March 31, 2024. As of December 31, 2023, $10,000 was included in accrued expenses.

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On May 1, 2023, The Company entered into a subscription agreement for founder shares with the Sponsor which is recorded as subscription receivable. The subscription agreement was amended and restated on May 24, 2023. Prior to the Initial Public Offering, the Company issued an aggregate of 50,000 ordinary shares of $1.00 par value each to Han Huang. On May 11, 2023, Han Huang transferred those ordinary shares to the Sponsor and on May 15, 2023, the Sponsor resolved to sub-divide the ordinary shares of $1.00 par value each into ordinary shares of $0.0001 par value each and as such the Sponsor held 500,000,000 ordinary shares of $0.0001 each. On May 15, 2023, the directors resolved to repurchase 498,562,500 ordinary shares from the Sponsor, the repurchase resulting in the Sponsor holding 1,437,500 ordinary shares. On May 25, 2023, 1,437,500 founder shares were issued to the Sponsor pursuant to a securities subscription agreement for an aggregate purchase price of $25,000 (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) pursuant to a securities subscription agreement and the 1,437,500 ordinary shares previously held by the Sponsor were repurchased by the Company, the shares having been retroactively adjusted. As of May 8, 2023, $25,000 was included as a subscription receivable. On September 15, 2023, the Company received $25,000 in cash. The Sponsor transferred 152,000 of those ordinary shares among the Company’s Chief Executive Officer, Chief Financial Officer and three independent director nominees at their original purchase price pursuant to executed securities assignment agreements, effective as of May 25, 2023. On October 20, 2023, the Company capitalized an amount equal to $28.75 standing to the credit of the share premium account and appropriated such sum and applied it on behalf of the Sponsor towards paying up in full (as to the full par value of $0.0001 per founder share) 287,500 unissued ordinary shares of $0.0001 par value and allotted such shares credited as fully paid to the Sponsor, resulting in 1,725,000 ordinary shares being issued and outstanding. 225,000 shares of such ordinary shares are not subject to forfeiture as the underwriters’ over-allotment was exercised in full. The initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities).

As of March 31, 2024 and December 31, 2023, as a result of the closing of the Initial Public Offering and full exercise of the underwriters’ over-allotment option, there were 2,126,000 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

AIMEI HEALTH TECHNOLOGY CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The initial shareholders and their permitted transferees can demand that the Company register the founder shares, the Private Units and the underlying Private Shares, and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights, pursuant to an agreement to be signed prior to or on the effective date requiring the Company to register such securities for resale. The holders of such securities are entitled to demand that the Company register these securities at any time after consummation of an initial business combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the Initial Public Offering may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination; provided that any holder that is affiliated with an underwriter participating in the Initial Public Offering may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement.

Representative Shares

The Company issued 69,000 representative shares to the representative (and/or its designees) as part of representative compensation as the underwriters exercised their over-allotment option in full. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Underwriter Agreement

The underwriters purchased 900,000 additional Units to cover over-allotments.

The underwriters were entitled to a cash underwriting discount of: (i) two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $1,380,000 as the underwriters’ over-allotment is exercised in full. In addition, the underwriters are entitled to a deferred fee of one percent (1.0%) of the gross proceeds of the Initial Public Offering, or $690,000 as the underwriters’ over-allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company has paid the representative of the underwriters, at the closing of the Initial Public Offering, 1.00% of the gross proceeds in the Company’s ordinary shares or 69,000 ordinary shares as the underwriters’ over-allotment is exercised in full.

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a Business Combination, the Company has granted Spartan Capital Securities, LLC, a right of first refusal to act as the sole investment banker, sole book running manager and/or sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the Initial Public Offering.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date. Other than as described in these unaudited financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aimei Health Technology Co., Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Aimei Investment Ltd., a Cayman Islands exempted company with limited liability. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance, or results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering (“IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Overview

We are a blank check company newly incorporated as a Cayman Islands exempted company with limited liability for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with our company.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to March 31, 2024 were organizational activities, those necessary to prepare for and conduct the IPO, and those required to identify and evaluate a target company for a business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $755,500, which consisted of dividend income earned on investments held in the Trust Account of $909,132 offset by formation and operational costs of $153,632.

Liquidity and Capital Resources

As of March 31, 2024, we had $413,747 in our operating bank account, $70,798,980 in our Trust Account, and working capital of approximately $402,244.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares, and the borrowing of approximately $210,151 from the Sponsor under an unsecured promissory note (see “Note 5—Related Party Transactions” in the notes to our unaudited financial statements). We have repaid the unsecured promissory note in full on December 7, 2023. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement (as defined below) held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in “Note 5—Related Party Transactions” in the notes to our unaudited financial statements). As of March 31, 2024, there were no amounts outstanding under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our anticipated cash needs prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. However, we cannot provide any assurance that new financing will be available. Over the time period prior to our initial business combination, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, or long-term liabilities. The underwriter is entitled to a deferred fee of one percent (1.0%) of the gross proceeds of the IPO upon closing of a business combination, or $690,000. The deferred fee will be paid in cash upon the closing of the business combination from the amounts held in the Trust Account (as defined below), subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2024, there was no critical accounting policies or estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

No changes occurred in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIMEI HEALTH TECHNOLOGY CO., LTD.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1 (File Number 333-272230), as amended (the “Registration Statement”) for our IPO, which was declared effective by the SEC on November 30, 2023. On December 6, 2023, we consummated our IPO of 6,000,000 units (the “Units”). Each Unit consists of one ordinary share, $0.0001 par value (“Ordinary Share”), and one right (“Right”) to receive one-fifth (1/5) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. Pursuant to that certain underwriting agreement, dated December 1, 2023, we granted Spartan Capital Securities, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 900,000 Units solely to cover over-allotments, if any (the “Over-Allotment Option”). Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option in full, generating total proceeds of $9,000,000.

Simultaneously with the closing of the IPO on December 6, 2023, we consummated the private placement (“Private Placement”) with Aimei Investment Ltd. of 332,000 units (the “Private Units”), generating total proceeds of $3,320,000. The Private Units are identical to the Units sold as part of the public Units in this offering. Additionally, Aimei Investment Ltd. agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of our initial business combination. Aimei Investment Ltd. was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

On December 6, 2023, a total of $69,690,000 of the net proceeds from the sale of Units in the IPO and the Private Placement, were placed in the Trust Account, located in the U.S. and held as cash items or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to our shareholders.

We paid a total of $1,380,000 in underwriting discounts (excluding deferred underwriting discount of $690,000) and $550,000 for other costs and expenses related to the IPO.

Additionally, the underwriters are entitled to $690,000, equal to 1.0% of the gross proceeds of this offering, payable to the underwriters as deferred underwriting discounts at the closing of our initial business combination from the funds to be placed in the Trust Account. Such funds will be released to the underwriters only upon consummation of an initial business combination, as described in the Registration Statement. If the business combination is not consummated, such deferred discounts will be forfeited by the underwriters. The underwriters will not be entitled to any interest accrued on the deferred underwriting discount.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.4	Rights Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.1	Letter Agreement, dated December 1, 2023, among the Company and the Company’s officers, directors and Initial Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.2	Investment Management Trust Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.3	Registration Rights Agreements, dated December 1, 2023, by and between the Company and Initial Stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.4	Indemnity Agreements, dated December 1, 2023, by and among the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.5	Subscription Agreement, dated December 1, 2023, by and between the Company and Aimei Investment Ltd. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.6	Administrative Service Agreement, dated December 1, 2023, by and between the Company and Aimei Investment Ltd. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.7	Form of Promissory Note issued to Sponsor (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 13, 2024

Aimei Health Technology Co., Ltd.

By:	/s/ Junheng Xie
Name:	Junheng Xie
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Heung Ming Wong
Name:	Heung Ming Wong
Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)

