Form 10-Q
period 2024-06-30
Aimei Health Technology Co., Ltd.
filed 2024-08-09
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41880

AIMEI HEALTH TECHNOLOGY CO., LTD

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

As of August 8, 2024, there were 9,026,000 ordinary shares of the Company issued and outstanding.

Aimei Health Technology Co., Ltd

Form 10-Q

For the Quarterly Period Ended June 30, 2024

Contents

Part I	Financial Information	1

Item 1	Financial Statements	1

	Unaudited Balance Sheets as of June 30, 2024 and December 31, 2023	1

	Unaudited Statement of Operations for the three and six months ended June 30, 2024 and for the period from April 27, 2023 (inception) through June 30, 2023	2

	Unaudited Statement of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2024 and for the period from April 27, 2023 (inception) through June 30, 2023	3

	Unaudited Statement of Cash Flows for the six months ended June 30, 2024 and for the period from April 27, 2023 (inception) through June 30, 2023	4

	Notes to Unaudited Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

Part II	Other Information	19

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	20

Item 5	Other Information	20

Item 6	Exhibits	20

Signature		21

i

AIMEI HEALTH TECHNOLOGY CO., LTD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED BALANCE SHEETS

	June 30, 2024	December 31, 2023

ASSETS
Cash	$157,505	$580,717
Prepaid expenses	46,840	-
Total current assets	204,345	580,717
Cash and marketable securities held in Trust Account	71,717,186	69,889,848

TOTAL ASSETS	$71,921,531	$70,470,565

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$59,412	$24,841
Due to a related company	51,803	-
Total current liabilities	111,215	24,841

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	801,215	714,841

Commitments and contingencies
Ordinary shares, subject to possible redemption. 6,900,000 and 6,900,000 shares issued and outstanding at redemption value of $10.39 and $10.13 as of June 30, 2024 and December 31, 2023, respectively	71,717,186	69,889,848

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 and 2,126,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (excluding 6,900,000 and 6,900,000 shares subject to possible redemption, respectively)	213	213
Accumulated deficit	(597,083)	(134,337)

Total Shareholders’ Deficit	(596,870)	(134,124)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$71,921,531	$70,470,565

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2024	Period from April 27, 2023 (inception) to June 30, 2023	Six months ended June 30, 2024	Period from April 27, 2023 (inception) to June 30, 2023

Formation and operating costs	(309,114)	(3,618)	$(462,746)	$(3,618)

Other income:
Interest earned on investments held in trust	918,206	-	1,827,338	-

Total other income	918,206	-	1,827,338	-

NET INCOME (LOSS)	609,092	(3,618)	$1,364,592	$(3,618)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	-	6,900,000	-

Basic and diluted net income per ordinary shares subject to possible redemption	$0.07	$-	$0.15	-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to not subject to possible redemption(1)	2,126,000	1,250,000	2,126,000	1,250,000
Basic and diluted net income (loss) per share, ordinary shares attributable to not subject to possible redemption	$0.07	$(0.00)	$0.15	$(0.00)

(1)	As of June 30, 2023 excludes up to an aggregate of 187,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on December 6, 2023, no founder shares are currently subject to forfeiture for June 30, 2024.

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Six Months Ended June 30, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Balance as of December 31, 2023	2,126,000	$213	$-	$(134,337)	$(134,124)

Remeasurement of ordinary shares subject to possible redemption	-	-	-	(909,132)	(909,132)
Net income	-	-	-	755,500	755,500

Balance as of March 31, 2024	2,126,000	$213	$-	$(287,969)	$(287,756)

Remeasurement of ordinary shares subject to possible redemption	-	-	-	(918,206)	(918,206)
Net income	-	-	-	609,092	609,092

Balance as of June 30, 2024	2,126,000	$213	-	(597,083)	(596,870)

	For The Period From April 27, 2023 (Inception) June 30, 2023
	Ordinary shares		Additional			Total
	No. of shares	Amount	Paid-In Capital	Accumulated Deficit	Subscription Receivable	Shareholders’ Deficit
Balance – April 27, 2023 (inception)	-	$-	$-	$-	$-	$-

Issuance of Founder Shares to Sponsor for subscription receivable (1)	1,437,500	144	24,856	-	(25,000)	-
Net loss	-	-	-	(3,618)	-	(3,618)

Balance – June 30, 2023	1,437,500	$144	$24,856	$(3,618)	$(25,000)	$(3,618)

(1)	As of June 30, 2023 excludes up to an aggregate of 187,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on December 6, 2023, no founder shares are currently subject to forfeiture for June 30, 2024.

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended	For The Period from April 27, 2023 (Inception)
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income (loss)	$1,364,592	(3,618)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in on investments held in trust	(1,827,338)	-
Change in operating assets and liabilities:
Formation casts paid by Sponsor under Promissory Note – Related Party	-	3,618
Prepaid expenses	(46,840)	-
Due to a related company	51,803	-
Accrued expenses	34,571	-
Net cash used in operating activities	(423,212)	-

NET CHANGE IN CASH	(423,212)	-

CASH, BEGINNING OF PERIOD	580,717	-

CASH, END OF PERIOD	$157,505	-

Non-cash investing and financing activities
Remeasurement of ordianry shares subject to possible redemption	$1,827,338	$-
Deferred offering costs included in promissory note	$-	$210,151
Issuance of Founder Shares to Sponsor for subscription receivable	$-	$25,000

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Aimei Health Technology Co., Ltd. (the “Company”) is a blank check company incorporated in the Cayman Islands on April 27, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Although there is no restriction or limitation on what industry its target operates in, it is the Company’s intention to pursue prospective targets that are focused on healthcare innovation. The Company anticipates targeting what are traditionally known as “small cap” companies domiciled in North America, Europe and/or the Asia Pacific regions that are developing assets in the biopharmaceutical, medical technology/medical device and diagnostics space which aligns with its management team’s experience in operating health care companies and in drug and device technology development as well as diagnostic and other services.

As of June 30, 2024, the Company had not yet commenced any operations. All activities through June 30, 2024 related to the Company’s formation and the Initial Public Offering (as defined below). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On June 19, 2024, the Company entered into a definitive Business Combination Agreement (the “Merger Agreement”) for a business combination with (i) United Hydrogen Group Inc., an exempted company incorporated with limited liability in the Cayman Islands (“United Hydrogen”), (ii) United Hydrogen Global Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), (iii) United Hydrogen Victor Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“First Merger Sub”); (iv) United Hydrogen Worldwide Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“Second Merger Sub” and, together with Pubco and First Merger Sub, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”); and (v) Aimei Investment Ltd., a Cayman Islands exempted company, in the capacity as, from and after the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the representative for the Company and its shareholders (the “Sponsor”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) First Merger Sub will merge with and into the United Hydrogen (the “First Merger”), whereby the separate existence of First Merger Sub will cease, and United Hydrogen will be the surviving corporation of the First Merger and become a wholly-owned subsidiary of Pubco; and (ii) following confirmation of the effective filing of the First Merger, and as part of the same overall transaction as the First Merger, Second Merger Sub will merge with and into the Company (the “Second Merger”, and together with the First Merger, the “Mergers”), whereby the separate existence of Second Merger Sub will cease, and the Company will be the surviving corporation of the Second Merger as a wholly-owned subsidiary of Pubco.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $157,505 in its operating bank account, $71,717,186 in its Trust Account and working capital of $93,130.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through (i) the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (see Note 5), and (ii) a loan from the Sponsor of approximately $210,151 under the Note (as defined in Note 5). The Company has repaid the note in full on December 7, 2023. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2024, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited financial statements as of June 30, 2024 should be read in conjunction with the Company’s financial statements and notes thereto for the period from inception through December 31, 2023, included in the Company’s Annual Report on Form 10K. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

● Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the cash balance was $157,505 and $580,717, respectively.

● Cash and investment held in trust account

As of June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying unaudited statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, the estimated fair value of investments held in Trust Account was $71,717,186 and $69,889,848, respectively.

● Ordinary shares subject to possible redemption

All of the 6,900,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification (“ASC”) 480, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, as of June 30, 2024 and December 31, 2023, 6,900,000 and 6,900,000 ordinary shares subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023 and no amounts were accrued for interest and penalties during the three and six months ended June 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there was no provision for income taxes for the three and six months ended June 30, 2024.

● Net income (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the rights issued in connection with the Initial Public Offering and rights issued as components of the Private Units (the “Private Rights”) since the issuance of shares underlying the rights is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the six months ended June 30, 2024	Period from April 27, 2023 (inception) to June 30, 2023
Net income (loss) including accretion of carrying value to redemption value	$1,364,592	$(3,618)

	For the three months ended June 30, 2024	Period from April 27, 2023 (inception) to June 30, 2023
Net income (loss) including accretion of carrying value to redemption value	$609,092	$(3,618)

	For the Six Months Ended		Period from April 27, 2023 (inception) to
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$1,043,174	$321,418	$-	$(3,618)
Denominators:
Weighted-average shares outstanding	6,900,000	2,126,000	-	1,250,000
Basic and diluted net income (loss) per share	$0.15	$0.15	$-	$(0.00)

	For the Three Months Ended		Period from April 27, 2023 (inception) to
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$465,625	$143,467	$-	$(3,618)
Denominators:
Weighted-average shares outstanding	6,900,000	2,126,000	-	1,250,000
Basic and diluted net income (loss) per share	$0.07	$0.07	$-	$(0.00)

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2024 and December 31, 2023, $0 and $330,717 was not insured, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury	$71,717,186	$71,717,186	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury	$69,889,848	$69,889,848	$-	$-

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

NOTE 3 – INITIAL PUBLIC OFFERING

On December 6, 2023, the Company consummated its Initial Public Offering of 6,900,000 Units (including the issuance of 900,000 Units as a result of the underwriter’s full exercise of its over-allotment option), at $10.00 per Unit, generating gross proceeds of $69,000,000. Each Unit consists of one ordinary share and one right (“Public Right”). Each Public Right entitles the holder to receive one-fifth (1/5) of one ordinary share upon consummation of the Company’s initial business combination, so the holder must hold rights in multiples of 5 in order to receive shares for all of the rights upon closing of a business combination.

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

Promissory Note – Related Party

On May 1, 2023, the Sponsor issued an unsecured promissory note (the “Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $750,000, to be used for payment of costs related to the Initial Public Offering. The Note is non-interest bearing and payable on the earlier of (i) December 31, 2023, (ii) the consummation of the Initial Public Offering, or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. These amounts were repaid upon completion of the Initial Public Offering out of the $550,000 of Initial Public Offering proceeds that has been allocated for the payment of Initial Public Offering expenses. As of December 6, 2023, the Company has borrowed $210,151 under the Note. The Note was fully repaid on December 7, 2023. There was no outstanding balance due as of June 30, 2024 and December 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional Private Units at a price of $10.00 per Unit. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, there was no amount outstanding under any Working Capital Loan.

Due to a related party

As of June 30, 2024 and December 31, 2023, the Company had a total amount due to related party of $51,803 and $0 from a related party, respectively, for the payment of costs related to general and administrative services, the Initial Public Offering and administrative services agreement. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. As of June 30, 2024 and December 31, 2023, the unpaid balance was $60,000 and $0, respectively, which is included in amount due to related party balance.

NOTE 6 – SHAREHOLDERS’ DEFICIT

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

As of June 30, 2024 and December 31, 2023, as a result of the closing of the Initial Public Offering and full exercise of the underwriters’ over-allotment option, there were 2,126,000 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

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

Representative Shares

The Company issued 69,000 ordinary shares to the representative (and/or its designees) (the “representative shares”) as part of representative compensation as the underwriters exercised their over-allotment option in full. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

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

Proposed United Hydrogen Business Combination

On June 19, 2024, Aimei Health entered into a definitive Business Combination Agreement (the “Merger Agreement”) for a business combination with (i) United Hydrogen Group Inc., an exempted company incorporated with limited liability in the Cayman Islands (“United Hydrogen”), (ii) United Hydrogen Global Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), (iii) United Hydrogen Victor Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco; (iv) United Hydrogen Worldwide Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco; and (v) Aimei Investment Ltd., a Cayman Islands exempted company, in the capacity as, from and after the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the representative for Aimei Health and its shareholders (the “Sponsor”). The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Closing, including: (i) by mutual written consent of Aimei Health and United Hydrogen; (ii) by either Aimei Health or United Hydrogen if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the mergers and the other transactions contemplated by the Merger Agreement; (iii) by either Aimei Health or United Hydrogen if any of the conditions to Closing have not been satisfied or waived by March 31, 2025; (iv) by either Aimei Health or United Hydrogen upon a material breach of any representations, warranties, covenants or other agreements set forth in the Merger Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 20 days’ following the receipt of notice from the non-breaching party and the Termination Date; (v) by either Aimei Health or United Hydrogen if the Aimei Health shareholder approval is not obtained at its shareholder meeting; (vi) by Aimei Health if the United Hydrogen shareholder approval is not obtained within ten (10) business days after the Registration Statement becomes effective; or (vii) by Aimei Health, if the Reorganization (as defined in the Merger Agreement) is not completed by December 31, 2024. The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on June 20, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to June 30, 2024 were organizational activities, those necessary to prepare for and conduct the IPO, and those required to identify and evaluate a target company for a business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2024, we had a net income of $1,364,592, which consisted of dividend income earned on investments held in the Trust Account of $1,827,338 offset by formation and operational costs of $462,746.

For the three months ended June 30, 2024, we had a net income of $609,092, which consisted of dividend income earned on investments held in the Trust Account of $918,206 offset by formation and operational costs of $309,114.

For the period from April 27, 2023 (inception) to June 30, 2024, we had a net loss of $3,618, which consisted of formation and operational costs of $3,618.

Liquidity and Capital Resources

As of June 30, 2024, we had $157,505 in our operating bank account, $71,717,186 in our Trust Account, and working capital of approximately $93,130.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares, and the borrowing of approximately $210,151 from the Sponsor under an unsecured promissory note (see “Note 5—Related Party Transactions” in the notes to our unaudited financial statements). We have repaid the unsecured promissory note in full on December 7, 2023. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement (as defined below) held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in “Note 5—Related Party Transactions” in the notes to our unaudited financial statements). As of June 30, 2024, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2024, there were no critical accounting policies or estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1*	Business Combination Agreement dated June 19, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.4	Rights Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.1	Form of Seller Shareholder Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
10.2	Form of Founder Support Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
10.3	Form of Seller Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2024

Aimei Health Technology Co., Ltd

By:	/s/ Junheng Xie
Name:	Junheng Xie
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Heung Ming Wong
Name:	Heung Ming Wong
Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)

