Form 10-Q
period 2024-09-30
Aimei Health Technology Co., Ltd.
filed 2024-11-13
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 9,026,000 ordinary shares of the Company issued and outstanding.

Aimei Health Technology Co., Ltd

Form 10-Q

For the Quarterly Period Ended September 30, 2024

Contents

Part I	Financial Information	1

Item 1	Financial Statements	1

	Unaudited Balance Sheets as of September 30, 2024 and December 31, 2023	1

	Unaudited Statements of Operations for the three and nine months ended September 30, 2024 and for the period from April 27, 2023 (inception) through September 30, 2023	2

	Unaudited Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2024 and for the period from April 27, 2023 (inception) through September 30, 2023	3

	Unaudited Statements of Cash Flows for the nine months ended September 30, 2024 and for the period from April 27, 2023 (inception) through September 30, 2023	4

	Notes to Unaudited Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

Part II	Other Information	19

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	20

Item 5	Other Information	20

Item 6	Exhibits	20

Signature		21

i

AIMEI HEALTH TECHNOLOGY CO., LTD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED BALANCE SHEETS

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$103,559	$580,717
Prepaid expenses	20,341	-
Total current assets	123,900	580,717
Cash and marketable securities held in Trust Account	72,660,715	69,889,848

TOTAL ASSETS	$72,784,615	$70,470,565

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$142,026	$24,841
Due to a related company	88,763	-
Total current liabilities	230,789	24,841

Deferred underwriting compensation	690,000	690,000

TOTAL LIABILITIES	920,789	714,841

Commitments and contingencies
Ordinary shares, subject to possible redemption. 6,900,000 and 6,900,000 shares issued and outstanding at redemption value of $10.53 and $10.13 as of September 30, 2024 and December 31, 2023, respectively	72,660,715	69,889,848

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 and 2,126,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (excluding 6,900,000 and 6,900,000 shares subject to possible redemption, respectively)	213	213
Accumulated deficit	(797,102)	(134,337)

Total shareholders’ deficit	(796,889)	(134,124)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$72,784,615	$70,470,565

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Period from April 27, 2023 (inception) to September 30,
	2024	2023	2024	2023

Formation and operating costs	$(200,019)	$-	$(662,765)	$(3,618)

Other income:
Interest earned on investments held in trust	943,529	-	2,770,867	-

Total other income	943,529	-	2,770,867	-

NET INCOME (LOSS)	$743,510	$-	$2,108,102	$(3,618)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	-	6,900,000	-

Basic and diluted net income per ordinary shares subject to possible redemption	$0.08	$-	$0.23	-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to not subject to possible redemption(1)	2,126,000	1,250,000	2,126,000	1,250,000
Basic and diluted net income (loss) per share, ordinary shares attributable to not subject to possible redemption	$0.08	$(0.00)	$0.23	$(0.00)

(1)	As of September 30, 2023 excludes up to an aggregate of 187,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on December 6, 2023, no founder shares are currently subject to forfeiture for September 30, 2024.

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Nine Months Ended September 30, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total Stockholder’s
	No. of shares	Amount	capital	deficit	deficit

Balance as of December 31, 2023	2,126,000	$213	$-	$(134,337)	$(134,124)

Remeasurement of ordinary shares subject to possible redemption	-	-	-	(909,132)	(909,132)
Net income	-	-	-	755,500	755,500

Balance as of March 31, 2024	2,126,000	213	-	(287,969)	(287,756)

Remeasurement of ordinary shares subject to possible redemption	-	-	-	(918,206)	(918,206)
Net income	-	-	-	609,092	609,092

Balance as of June 30, 2024	2,126,000	$213	-	(597,083)	(596,870)

Remeasurement of ordinary shares subject to possible redemption	-	-	-	(943,529)	(943,529)
Net income	-	-	-	743,510	743,510

Balance as of September 30, 2024	2,126,000	$213	$-	$(797,102)	$(796,889)

	For The Period From April 27, 2023 (Inception) to September 30, 2023
	Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Stockholder’s
	No. of shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – April 27, 2023 (inception)	-	$-	$-	$-	$-	$-

Issuance of Founder Shares to Sponsor for subscription receivable (1)	1,437,500	144	24,856	-	(25,000)	-
Net loss	-	-	-	(3,618)	-	(3,618)

Balance – June 30, 2023	1,437,500	144	24,856	(3,618)	(25,000)	(3,618)

Subscription fee received	-	-	-	-	25,000	25,000
Net loss	-	-	-	-	-	-

Balance – September 30, 2023	1,437,500	$144	$24,856	$(3,618)	$-	$21,382

(1)	As of September 30, 2023 excludes up to an aggregate of 187,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on December 6, 2023, no founder shares are currently subject to forfeiture for September 30, 2024.

See accompanying notes to unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended	For The Period from April 27, 2023 (Inception) to
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$2,108,102	(3,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in on investments held in trust	(2,770,867)	-
Change in operating assets and liabilities:
Formation costs paid by Sponsor under Promissory Note – Related Party	-	3,618
Prepaid expenses	(20,341)	-
Due to a related company	88,763	-
Accrued expenses	117,185	-
Net cash used in operating activities	(477,158)	-

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Payment of offering costs	-	(15,000)

Net cash provided by financing activities	-	10,000

NET CHANGE IN CASH	(477,158)	10,000

CASH, BEGINNING OF PERIOD	580,717	-

CASH, END OF PERIOD	$103,559	10,000

Non-cash investing and financing activities
Remeasurement of ordinary shares subject to possible redemption	$2,770,867	$-
Deferred offering costs included in promissory note	$-	$206,533
Deferred offering costs included in accrued offering cost	$-	$3,416

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

As of September 30, 2024, the Company had not yet commenced any operations. All activities through September 30, 2024 related to the Company’s formation and the Initial Public Offering (as defined below). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under its indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations and therefore believes the Sponsor will be unlikely to satisfy its indemnification obligations if it is required to do so. However, the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $103,559 in its bank account, $72,660,715 in its Trust Account and working capital deficit of $106,889.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through (i) the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (see Note 5), and (ii) a loan from the Sponsor of approximately $210,151 under the Note (as defined in Note 5). The Company has repaid the note in full on December 7, 2023. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2024, there were no amounts outstanding under any Working Capital Loan.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited financial statements as of September 30, 2024 should be read in conjunction with the Company’s financial statements and notes thereto for the period from inception through December 31, 2023, included in the Company’s Annual Report on Form 10-K. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the cash balance was $103,559 and $580,717, respectively.

● Cash and investment held in trust account

As of September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying unaudited statement of operations. The estimated fair value of investments held in Trust Account is determined using available market information. As of September 30, 2024 and December 31, 2023, the estimated fair value of investments held in Trust Account was $72,660,715 and $69,889,848, respectively.

● Ordinary shares subject to possible redemption

All of the 6,900,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, as of September 30, 2024 and December 31, 2023, 6,900,000 and 6,900,000 ordinary shares subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets.

● Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023 and no amounts were accrued for interest and penalties during the three and nine months ended September 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there was no provision for income taxes for the three and nine months ended September 30, 2024.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the nine months ended September 30, 2024	Period from April 27, 2023 (inception) to September 30, 2023
Net income (loss) including accretion of carrying value to redemption value	$2,108,102	$(3,618)

	For the three months ended September 30, 2024	Period from April 27, 2023 (inception) to September 30, 2023
Net income (loss) including accretion of carrying value to redemption value	$743,510	$(3,618)

	For the Nine Months Ended		Period from April 27, 2023 (inception) to
	September 30, 2024		September 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$1,611,566	$496,546	$-	$(3,618)
Denominators:
Weighted-average shares outstanding	6,900,000	2,126,000	-	1,250,000
Basic and diluted net income (loss) per share	$0.23	$0.23	$-	$(0.00)

	For the Three Months Ended		Period from April 27, 2023 (inception) to
	September 30, 2024		September 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$568,382	$175,128	$-	$(3,618)
Denominators:
Weighted-average shares outstanding	6,900,000	2,126,000	-	1,250,000
Basic and diluted net income (loss) per share	$0.08	$0.08	$-	$(0.00)

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2024 and December 31, 2023, $0 and $330,717 was not insured, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury	$72,660,715	$72,660,715	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury	$69,889,848	$69,889,848	$-	$-

AIMEI HEALTH TECHNOLOGY CO., LTD

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

AIMEI HEALTH TECHNOLOGY CO., LTD

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

Promissory Note – Related Party

On May 1, 2023, the Sponsor issued an unsecured promissory note (the “Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $750,000, to be used for payment of costs related to the Initial Public Offering. The Note is non-interest bearing and payable on the earlier of (i) December 31, 2023, (ii) the consummation of the Initial Public Offering, or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. These amounts were repaid upon completion of the Initial Public Offering out of the $550,000 of Initial Public Offering proceeds that has been allocated for the payment of Initial Public Offering expenses. As of December 6, 2023, the Company has borrowed $210,151 under the Note. The Note was fully repaid on December 7, 2023. There was no outstanding balance due as of September 30, 2024 and December 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional Private Units at a price of $10.00 per Unit. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, there was no amount outstanding under any Working Capital Loan.

Due to a related party

As of September 30, 2024 and December 31, 2023, the Company had a total amount due to related party of $88,763 and $0 from a related party, respectively, for the payment of costs related to general and administrative services, the Initial Public Offering and administrative services agreement. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

The Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. As of September 30, 2024 and December 31, 2023, the unpaid balance was $90,000 and $0, respectively, which is included in amount due to related party balance.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of September 30, 2024 and December 31, 2023, as a result of the closing of the Initial Public Offering and full exercise of the underwriters’ over-allotment option, there were 2,126,000 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

Rights

Each holder of a right will receive one-fifth (1/5) of one ordinary share upon consummation of a business combination, even if the holder of such right redeemed all shares held by it in connection with a business combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary share will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/5th of one share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

Additionally, in no event will the Company be required to net cash to settle the rights. If the Company is unable to complete a business combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights. Accordingly, the rights may expire worthless.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to September 30, 2024 were organizational activities, those necessary to prepare for and conduct the IPO, and those required to identify and evaluate a target company for a business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2024, we had a net income of $2,108,102, which consisted of dividend income earned on investments held in the Trust Account of $2,770,867 offset by formation and operational costs of $662,765.

For the three months ended September 30, 2024, we had a net income of $743,510, which consisted of dividend income earned on investments held in the Trust Account of $943,529 offset by formation and operational costs of $200,019.

For the period from April 27, 2023 (inception) to September 30, 2023, we had a net loss of $3,618, which consisted of formation and operational costs of $3,618.

Liquidity and Capital Resources

As of September 30, 2024, we had $103,559 in our operating bank account, $72,660,715 in our Trust Account, and working capital deficit of $106,889.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares, and the borrowing of approximately $210,151 from the Sponsor under an unsecured promissory note (see “Note 5—Related Party Transactions” in the notes to our unaudited financial statements). We have repaid the unsecured promissory note in full on December 7, 2023. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement (as defined below) held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in “Note 5—Related Party Transactions” in the notes to our unaudited financial statements). As of September 30, 2024, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2024, there were no critical accounting policies or estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

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

Date: November 13, 2024

Aimei Health Technology Co., Ltd

By:	/s/ Junheng Xie
Name:	Junheng Xie
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Heung Ming Wong
Name:	Heung Ming Wong
Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)

