Form 10-K
period 2024-12-31
Aimei Health Technology Co., Ltd.
filed 2025-03-28
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-41880

Aimei Health Technology Co., Ltd

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, Suite 3001

New York, NY 10022

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

86-13758131392

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2024, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $71,415,000.

As of March 28, 2025, there were 6,121,733 ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I

Item 1. Business.

In this annual report on Form 10-K (the “Annual Report”), references to the “SPAC,” “Aimei Health,” “Company” and to “we,” “us,” and “our” refer to Aimei Health Technology Co., Ltd.

Overview

We are a blank check company incorporated on April 27, 2023 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition stock purchase, reorganization, or similar business combination with one or more businesses. We seek to acquire small cap businesses in the biopharmaceutical, medical technology and device industries, as well as in the diagnostic and other services sector. Our efforts in identifying prospective target businesses will not be limited to a particular geographic region.

On December 6, 2023, we consummated our initial public officer (“IPO”) of 6,000,000 units (the “IPO Units”). Each IPO Unit consists of one ordinary share, $0.0001 par value (the “Ordinary Share”), and one right (“Right”) to receive one-fifth (1/5) of one Ordinary Share upon the consummation of an initial business combination. The IPO Units were sold at an offering price of $10.00 per IPO Unit, generating gross proceeds of $60,000,000. Pursuant to that certain underwriting agreement, dated December 1, 2023, we granted Spartan Capital Securities, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 900,000 units solely to cover over-allotments, if any (the “Option Units,” together with the IPO Units, the “Public Units”). Each Public Unit consists of one Ordinary Share (“Public Share”) and one right to receive one-fifth (1/5) of one Ordinary Share upon the consummation of an initial business combination (“Public Right”). Simultaneously with the consummation of the IPO, the underwriters exercised the over-allotment option in full, generating total proceeds of $9,000,000.

Simultaneously with the closing of the IPO on December 6, 2023, we consummated the private placement (“Private Placement”) with Aimei Investment Ltd. (the “Sponsor”) of 332,000 units (the “Private Units,” and collectively with the Public Units, the “Units”), generating total proceeds of $3,320,000. The Private Units are identical to the Public Units sold as part of the Public Units in this offering. Additionally, the Sponsor agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement on Form S-1 (File Number 333-272230), as amended (the “IPO Registration Statement”) for our IPO) until the completion of our initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

On December 6, 2023, a total of $69,690,000 of the net proceeds from the sale of Units in the IPO and the Private Placement, were placed in a trust account (the “Trust Account”), located in the U.S. and held as cash items or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the funds in the Trust Account to our shareholders.

We paid a total of $1,380,000 in underwriting discounts (excluding deferred underwriting discount of $690,000) and $550,000 for other costs and expenses related to the IPO.

Additionally, the underwriters are entitled to $690,000, equal to 1.0% of the gross proceeds of this offering, payable to the underwriters as deferred underwriting discounts at the closing of our initial business combination from the funds to be placed in the Trust Account. Such funds will be released to the underwriters only upon consummation of an initial business combination, as described in the IPO Registration Statement. If the business combination is not consummated, such deferred discounts will be forfeited by the underwriters. The underwriters will not be entitled to any interest accrued on the deferred underwriting discount.

We currently have till April 6, 2025 to consummate our initial business combination and thereafter, if we require additional time to consummate our initial business combination, our board of directors may extend the period of time to consummate a business combination up to 12 times, each by an additional one-month period (for a total of up to 24 months to complete a business combination), subject to the authorization by our board of directors and the deposit of additional funds into the Trust Account by the Sponsor or its affiliates or designees as described elsewhere in this Annual Report. In the event we are unable to consummate a business combination within the allotted time period, we will cease operations and liquidate the Trust Account and distribute the funds included therein to the holders of our securities sold in the IPO and dissolve.

Proposed Business Combination with United Hydrogen

On June 19, 2024, we entered into a definitive business combination agreement (the “Business Combination Agreement”) for a business combination with (i) United Hydrogen Group Inc., an exempted company incorporated with limited liability in the Cayman Islands (“United Hydrogen”), (ii) United Hydrogen Global Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), (iii) United Hydrogen Victor Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (the “First Merger Sub”); (iv) United Hydrogen Worldwide Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (the “Second Merger Sub”); and (v) Aimei Investment Ltd., a Cayman Islands exempted company, in the capacity as, from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), the representative for our Company and our shareholders.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 20, 2024. Other than as specifically discussed, this Annual Report does not assume the closing of the proposed business combination with United Hydrogen or the transactions contemplated by the Business Combination Agreement. The following description of the Business Combination Agreement and related agreements do not purport to be complete and is qualified in its entirety by reference to the full text of the corresponding agreements, the forms of which are filed with our Current Report on Form 8-K on June 20, 2024 as Exhibit 2.1 and Exhibits 10.1 through 10.5 and the terms of which are incorporated by reference herein.

Business Combination Agreement

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) the First Merger Sub will merge with and into United Hydrogen (the “First Merger”), whereby the separate existence of the First Merger Sub will cease, and United Hydrogen will be the surviving corporation of the First Merger and become a wholly-owned subsidiary of Pubco; and (ii) following confirmation of the effective filing of the First Merger, and as part of the same overall transaction as the First Merger, the Second Merger Sub will merge with and into our Company (the “Second Merger,” and together with the First Merger, the “Mergers”), whereby the separate existence of the Second Merger Sub will cease, and we will be the surviving corporation of the Second Merger as a wholly-owned subsidiary of Pubco.

As a result of the Mergers, among other things, (i) all outstanding ordinary shares of United Hydrogen, except for the United Hydrogen Specially Designated Ordinary Shares (as defined in the Business Combination Agreement) and the United Hydrogen Dissenting Shares (as defined in the Business Combination Agreement), will be cancelled and converted into the right to receive such number of Pubco Class A Ordinary Shares (as defined in the Business Combination Agreement) as determined in accordance with the exchange ratio provided for in the Business Combination Agreement (the “Exchange Ratio”), (ii) all United Hydrogen Specially Designated Ordinary Shares will be canceled and converted into the right to receive the number of Pubco Class B Ordinary Shares (as defined in the Business Combination Agreement) as determined in accordance with the Exchange Ratio, (iii) each convertible note of United Hydrogen that is issued and outstanding immediately prior to effective time of the First Merger, will be converted into such number of ordinary shares of United Hydrogen pursuant to the terms thereof, which resulting shares will be converted into the right to receive such number of Pubco Class A Ordinary Shares based on the Exchange Ratio, (iv) each issued and outstanding Unit of our Company shall be automatically detached and the holder thereof will be deemed to hold one Ordinary Share and one Right, (v) each Ordinary Share shall be cancelled and converted automatically into the right to receive one Pubco Class A Ordinary Share, and (vi) every five issued and outstanding Rights shall be cancelled and automatically converted into one Pubco Class A Ordinary Share. The Mergers, together with the other transactions contemplated by the Business Combination Agreement and the other agreements contemplated thereby may be referred to in this Annual Report as the “Transactions.”

The proposed business combination with United Hydrogen (the “Business Combination”) has been unanimously approved by the boards of directors of our Company and United Hydrogen.

Conditions to Closing

The consummation of the Business Combination is conditioned upon, among other things: (i) the approval of the Business Combination Agreement and the Transactions and related matters by the requisite vote of our shareholders; (ii) the approval of the Transactions by the requisite vote of United Hydrogen’s shareholders; (iii) obtaining material regulatory approvals; (iv) the expiration or termination of any waiting period applicable to the consummation of the Transactions under any antitrust laws; (v) no law or order preventing or prohibiting the Transactions; (vi) we having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the redemption and any PIPE Investment (as defined in the Business Combination Agreement) that has been funded at or prior to Closing; (vii) the adoption by the shareholder of Pubco of Pubco’s amended memorandum and articles of association; (viii) the effectiveness of a registration statement on Form F-4 (as amended or supplemented from time to time, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the Pubco securities to be issued under the Business Combination Agreement ; (ix) appointment of the post-closing directors of Pubco; (x) satisfaction of Nasdaq listing requirements for Pubco’s ordinary shares; (xi) United Hydrogen and we each receiving evidence reasonably satisfactory to them that Pubco qualifies as a foreign private issuer pursuant to Rule 3b-4 of the Exchange Act as of the Closing; and (xii) to the extent applicable, United Hydrogen’s receipt of all necessary approvals from the China Securities Regulatory Commission (the “CSRC”).

In addition, the obligations of United Hydrogen, the Pubco, the First Merger Sub and the Second Merger Sub to consummate the Business Combination are also conditioned upon, among other things: (i) the representations and warranties of our Company being true and correct on and as of the Closing (subject to certain materiality standards set forth in the Business Combination Agreement); (ii) we having performed in all material respects our obligations and complied in all material respects with our covenants and agreements under the Business Combination Agreement required to be performed or complied with by us on or prior the date of the Closing; (iii) the absence of any Material Adverse Effect (as defined in the Business Combination Agreement) with respect to us since the date of the Business Combination Agreement which is continuing and uncured; (iv) the paid-off of all Expenses (as defined in the Business Combination Agreement) incurred by us and unpaid fees in connection with IPO (other than the deferred underwriting commission) and all Sponsor Loan (as defined in the Business Combination Agreement) on or prior to the Closing; (v) receipt by United Hydrogen and Pubco of the Founder Amended and Restated Registration Rights Agreement (as defined in the Business Combination Agreement); (vi) receipt by each of the Sellers of the Seller Registration Rights Agreement (as defined in the Business Combination Agreement) duly executed by Pubco; (vii) we having delivered copies of the written resignations of all our directors and officers prior to the Second Merger, effective as of the Closing; and (viii) receipt of certain customary certificates and other closing deliveries as specified under the Business Combination Agreement.

Further, our obligation to consummate the Business Combination is also conditioned upon, among other things: (i) the representations and warranties of United Hydrogen, Pubco, the First Merger Sub, and the Second Merger Sub being true and correct on and as of the Closing (subject to certain materiality standards set forth in the Business Combination Agreement); (ii) United Hydrogen, Pubco, the First Merger Sub, and the Second Merger Sub having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (iii) absence of any Material Adverse Effect (as defined below) with respect to the Target Companies (as defined in the Business Combination Agreement) since the date of the Business Combination Agreement which is continuing and uncured; (iv) each Employment Agreement (as defined in the Business Combination Agreement) and each Seller Lock-Up Agreement (as defined in the Business Combination Agreement) being in full force and effect from the Closing; (v) as of or prior to the Closing, the board of directors and shareholders of Pubco having adopted and approved an equity incentive plan which will provide that the total pool of awards under such equity incentive plan will be a number of Pubco’s ordinary shares equal to five percent (5%) of the aggregate number of Pubco’s ordinary shares issued and outstanding immediately after the Business Combination and shall include a customary evergreen provision; (vi) receipt by us of the Founder Amended and Restated Registration Rights Agreement (as defined in the Business Combination Agreement), duly executed by Pubco; (vii) completion of the Reorganization (as defined in the Business Combination Agreement) pursuant to the Reorganization Documents (as defined in the Business Combination Agreement) by the Completion Date (as defined in the Business Combination Agreement); (viii) United Hydrogen’s timely payments for any Extension (as defined in the Business Combination Agreement) pursuant to the terms of the Business Combination Agreement; and (ix) receipt of certain customary certificates and other closing deliveries as specified under the Business Combination Agreement.

Covenants

The Business Combination Agreement includes customary covenants of the parties with respect to efforts to satisfy conditions to the consummation of the Business Combination. The covenants under the Business Combination Agreement include, among other things, covenants providing for the following: (i) United Hydrogen’s agreement to (a) operate its business in the ordinary course prior to the Closing (with certain exceptions) and not to take certain specified actions without our prior written consent, and (b) subject to certain customary legal and other exceptions, provide us with access to the books, records and financial records of United Hydrogen and its subsidiaries, and information about the operations and other affairs of United Hydrogen and its subsidiaries; (ii) United Hydrogen acknowledging and agreeing that it has no claim against the Trust Account established for the benefit of our shareholders; and (iii) our agreement to operate our business in the ordinary course prior to the Closing (with certain exceptions) and not to take certain specified actions without the prior written consent of United Hydrogen.

The Business Combination Agreement also contains additional covenants of the parties, including, among others, (i) a covenant providing for Pubco, us and United Hydrogen to cooperate in the preparation of the Registration Statement in connection with the Transactions and the registration of the Pubco Class A Ordinary Shares pursuant to the Business Combination Agreement, including, in the case of United Hydrogen providing such information and responding in a timely manner to comments relating to the proxy statement, including preparation for inclusion in the proxy statement of pro forma financial statements in compliance with the requirements of Regulation S-X and the SEC; (ii) requiring us to establish a record date for, duly call and give notice of, convene and hold an extraordinary general meeting of our shareholders as promptly as practicable following the date that the Registration Statement is declared effective by the SEC under the Securities Act; (iii) requiring our board of directors to recommend to our shareholders the adoption and approval of the proposals contemplated by the Business Combination Agreement; (iv) prohibiting United Hydrogen and us from, among other things, soliciting or negotiating with third parties regarding alternative transactions and agreeing to certain related restrictions and ceasing discussions regarding alternative transactions; (v) each party using its commercially reasonable efforts, and cooperating fully with the other parties, shall take, or cause to be taken, all actions and do, or cause to be done, all things reasonably necessary, proper or advisable to consummate the Transactions; (vi) United Hydrogen seeking the approval of its shareholders for the adoption of the Business Combination Agreement and other transaction documents and the Transactions; and (vii) the parties also taking all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of a board of five directors, including three members who shall qualify as an independent director under Nasdaq rules.

Representations and Warranties

In the Business Combination Agreement, United Hydrogen made certain customary representations and warranties to us, including among others, related to the following: (1) corporate matters, including due organization, existence, and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and Ancillary Documents to which it is a party; (3) capitalization; (4) subsidiaries and investments; (5) governmental approvals; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) company permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) top vendors; (24) certain business practices; (25) Investment Company Act; (26) finders and brokers; (27) books and records; (28) takeover statues and charter provisions; (29) powers of attorney; (30) information supplied; (31) board approval; (32) independent investigation; and (33) exclusivity of representations and warranties.

In the Business Combination Agreement, we made certain customary representations and warranties to United Hydrogen and Pubco, including among others, related to the following: (1) corporate matters, including due organization, existence, and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and Ancillary Documents to which it is a party; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) the SEC filings, our financials, and internal controls; (7) absence of certain changes; (8) compliance with laws; (9) actions, orders and permits; (10) taxes and returns; (11) employees and employee benefit plans; (12) properties; (13) material contracts; (14) transactions with affiliates; (15) Investment Company Act and the JOBS Act; (16) finders and brokers; (17) certain business practices; (18) insurance; (19) information supplied; (20) independent investigation; (21) the trust account; (22) registration and listing; (23) termination of prior merger agreements; (24) PIPE investment; and (25) exclusivity of representations and warranties.

In the Business Combination Agreement, Pubco, the First Merger Sub, and the Second Merger Sub made customary representations and warranties to us, including among others, related to the following: (1) organization, incorporation, and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and Ancillary Documents to which they are parties; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) activities of Pubco, the First Merger Sub, and the Second Merger Sub; (7) actions; (8) finders and brokers; (9) Investment Company Act; (10) intended tax treatment; (11) information supplied; (12) independent investigation; and (13) exclusivity of representations and warranties.

The representations and warranties made in the Business Combination Agreement will not survive the Closing.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Closing, including: (i) by mutual written consent of our Company and United Hydrogen; (ii) by either us or United Hydrogen if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the mergers and the other transactions contemplated by the Business Combination Agreement; (iii) by either us or United Hydrogen if any of the conditions to Closing have not been satisfied or waived by March 31, 2025 or such other date as may be extended pursuant to the Business Combination Agreement (the “Termination Date”); (iv) by either us or United Hydrogen upon a material breach of any representations, warranties, covenants or other agreements set forth in the Business Combination Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 20 days’ following the receipt of notice from the non-breaching party and the Termination Date; (v) by either us or United Hydrogen if our shareholder approval is not obtained at our shareholder meeting; (vi) by us if the United Hydrogen shareholder approval is not obtained within ten (10) business days after the Registration Statement becomes effective; or (vii) by us, if the Reorganization is not completed by December 31, 2024.

Extension of Deadline to Complete Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have 12 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board of directors if requested by the Sponsor, extend the period of time to consummate a business combination up to 12 times, each by an additional one month, for a total of up to 24 months to complete a business combination, subject to the sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement dated December 1, 2023 entered into between us and Continental Stock Transfer & Trust Company (the “Trust Agreement”), in order for the time available for us to consummate our initial business combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account an monthly extension fee of $227,700 (or $0.033 per Public Share in either case) each month on or prior to the date of the applicable deadline for each extension. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Shareholders will not be granted any right to approve or disapprove any such monthly extension, or redeem their securities in connection with any decision by us to extend the time frame to complete a business combination from 12 months to up to 24 months.

Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders—including the Sponsor and our directors and officers as of the closing our IPO (collective, “Initial Shareholders”)—contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete a business combination. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. You will not be able to vote on or redeem your shares in connection with any such extension.

On December 11, 2024 and January 13, 2025, the Sponsor and United Hydrogen caused the first and second monthly extension fee of $227,700 (equivalent to $0.033 per Public Share), respectively, to be deposited into the Trust Account in accordance with the terms set forth in the Trust Agreement, to extend the date by which the Company has to consummate a business combination from December 6, 2024 to February 6, 2025. On February 5, 2024, we held an extraordinary general meeting of shareholders, which approved the proposal by our board of directors to amend the monthly fee payable by the Sponsor and/or its designee into the Trust Account to extend the date by which we must consummate our initial business combination, from $0.033 per Public Share (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension). On February 6, 2025 and March 6, 2025, the Sponsor and United Hydrogen caused the third and fourth monthly extension fee of $150,000, respectively, to be deposited into the Trust Account, to further extend the deadline from February 6, 2024 to April 6, 2025. As of the date of this Annual Report, the deadline for completing of an initial business combination was extended to April 6, 2025 and the Sponsor currently intends to continue to deposit additional funds as described herein to further extend such deadline to up to 24 months from the closing of the IPO, to complete the initial business combination. However, there is no guarantee that the Sponsor or United Hydrogen will make such deposit timely or at all as described above.

Business Strategy

Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We anticipate targeting what are traditionally known as “small cap” companies domiciled in North America, Europe and/or the Asia Pacific regions that are developing assets in the biopharmaceutical, medical technology/medical device, and diagnostics space which aligns with our management team’s experience in operating health care companies and in drug and device technology development as well as diagnostic and other services. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. As such, although we are not targeting target companies in China, we may consider an initial business combination with a target business with its principal business operations in China (including Hong Kong and Macau). We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We will seek to capitalize on the strength of our management team. Our team consists of experienced professionals and senior operating executives. Collectively, our officers and directors have decades of experience in financial oversight and operating companies in Asia. We believe we will benefit from their accomplishments, and specifically their current and recent activities with companies that have a connection to the Asian market, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination.

We believe that the members of our management team and board of directors have valuable and applicable experience for sourcing and analyzing potential acquisition candidates across various industries and on an international basis based upon their professional experience. See “Item 10. Directors, Executive Officers and Corporate Governance” for details of the background of our directors and officers.

Investment Criteria

Our operating experience and industry contacts place us in a position to optimize our chances of identifying high-value targets in these areas. Our target of small cap healthcare-based companies has been based on the concept of value investing and therefore focused on quality businesses with specific and time-based catalysts. We will remain opportunistic at considering opportunities throughout the healthcare space however, our primary focus has been on small cap healthcare companies with one or more of the following characteristics:

●	Late-stage development or revenue-generating businesses

●	High growth prospects with a sustainable proprietary position

●	Experienced management teams with previous successes, especially where we can add critical public company expertise

●	Addressable conditions that are clinically important and under-diagnosed or treated

●	Independent companies or corporate spin-offs

●	Domestic or International base of business

The focus of our management team has been to create shareholder value by leveraging its experience to efficiently guide an emerging healthcare company towards commercialization. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	We believe that there are a substantial number of potential target businesses domestically and internationally with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth or to advance clinical programs.

●	We have been seeking target companies that have significant and underexploited expansion opportunities in a niche sector. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions. Additionally, our management team has extensive experience assisting healthcare companies raise money as they navigate the regulatory approval process.

●	We have been seeking target companies that should offer attractive risk-adjusted equity returns for our shareholders. We aim to acquire a target on terms and in a manner that leverages our experience. We have evaluated, and expect to evaluate, a target based on its potential to successfully achieve regulatory approval and commercialize its product(s). We have also evaluated, and expect to evaluate, financial returns based on (i) risk-adjusted peak sales potential (ii) the potential of pipeline products and the scientific platform (iii) the ability to achieve the system cost savings, (iv) the ability to accelerate growth via other options, including through the opportunity for follow-on acquisitions and (v) the prospects for creating value through other value creation initiatives. Potential upside, for example, from the growth in the target business’ earnings or an improved capital structure will be weighed against any identified downside risks.

●	We aim to invest in businesses that have a track record of success. We look for companies with shareholder-friendly governance and low leverage, which are valued at what we think are low prices relative to their earnings potential and where we see attractive return potential over the long run. We believe this investment approach constitutes our competitive advantage and can potentially offer both meaningful upside potential and a degree of downside protection in periods of financial market turbulence.

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

Initial Business Combination

We currently have until April 6, 2025 (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in this report) to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

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

Members of our management team and our independent directors and their affiliates will directly or indirectly own our Ordinary Shares following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Additionally, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including other blank check companies similar to our company, pursuant to which such officer or director may be required to present a business combination opportunity to such entity. Specifically, our executive officers are affiliated with our Sponsor and other entities that make, or are looking to make, investments in companies. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. For additional information regarding our executive officers’ and directors’ business affiliations and potential conflicts of interest, see “Directors, Executive Officers and Corporate Governance.” Our amended and restated memorandum and articles of association provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor

Our Sponsor is Aimei Investment Ltd, a Cayman Islands exempted company whose ultimate beneficial owner is Ms. Huang Han. Ms. Han is a resident of the PRC. The Sponsor has no business operations and only serves as a vehicle that holds equity interests in our Company. As of the date of this Annual Report, we do not have any other promoters other than the Sponsor and its affiliate.

The Sponsor holds an aggregate of 1,905,000 Ordinary Shares as of the date of this Annual Report. The Sponsor has invested an aggregate of $3,345,000 in our Company, comprised of (i) $25,000 for 1,725,000 founder shares (approximately $0.014 per share), which were issued to the Sponsor prior to our IPO (the “Founder Shares”), of which 152,000 Founder Shares were transferred to the then-officers and directors of our Company on May 25, 2023, and (ii) $3,320,000 for 332,000 Private Units.

Status as a Public Company

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

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the Private Placement of the Private Units, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target or are otherwise not required to register as an investment company under the Investment Company Act. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

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

Lack of Business Diversification

For an indefinite period of time after the consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	Cause us to depend on the marketing and sale of a single product or a limited number of products or services.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount on deposit in the Trust Account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the Trust Account (net of taxes payable), in each case calculated as of two business days prior to the consummation of the business combination and subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of Public Shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if we obtain an affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

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

None of our officers, directors, Initial Shareholders or their affiliates has indicated any intention to purchase Units or Ordinary Shares from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or to redeem their shares, our officers, directors, Initial Shareholders or their affiliates could make such purchases in the open market or in private transactions in order to increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, Initial Shareholders and their affiliates will not make purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock, shares or other equity securities.

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of the then issued and outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.10 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Initial Shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our Initial Shareholders or any of our officers, directors or affiliates acquires Public Shares in or after the IPO, they will be entitled to receive liquidating distributions with respect to such Public Shares if we fail to consummate our initial business combination within the required time period.

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

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the shares sold in the IPO. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the redemption right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to redeem no more than 20% of the shares sold in the IPO, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction that is favored by our other public shareholders.

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

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we require shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see those factors described under the heading “Risk Factors” in our filings from time to time with the SEC.

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

To the extent any such purchases by our Initial Shareholders or any of their respective affiliates are made in situations in which the tender offer rules’ restrictions on purchases apply, we will disclose such sales, in a Current Report on Form 8-K prior to the security holder meeting to approve the business combination transaction.

Redemption of Public Shares and Liquidation If No Initial Business Combination

We have a period of 12 months from the closing of our IPO to consummate our initial business combination and thereafter, if we require additional time to consummate our initial business combination, our board of directors may extend the period of time to consummate a business combination up to 12 times, each by an additional one-month period (for a total of up to 24 months to complete a business combination), subject to the authorization by our board of directors and the deposit of additional funds into the Trust Account by the Sponsor or its affiliates or designees as described elsewhere in this Annual Report. If we are unable to consummate our initial business combination within the allotted time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the Trust Account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the Trust Account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.10, plus interest (net of any taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee (i) that they will execute such agreements, or (ii) even if they execute such agreements, that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of the IPO.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, our Sponsor may not be able to satisfy those obligations. Other than as described above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely our Sponsor would be able to satisfy its indemnity obligations if it was required to do so. However, we believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

In the event that the proceeds in the Trust Account are reduced below $10.10 per share and our Sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.10 per share.

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

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4 filed with the SEC on December 5, 2023.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a blank check company with no business operations. Since the IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We depend on the digital technologies of third parties, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. Our management will promptly report to the board of directors on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. As of the date of this Annual Report, we have not encountered any cybersecurity incidents that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. We do, however, face risks from cybersecurity threats.

Item 2. Properties.

Our executive offices are located at 10 East 53rd Street, Suite 3001, New York, NY 10022, and our telephone number is 86-13758131392.

The Sponsor has agreed, commencing from the date that our securities were first listed on the Nasdaq Global Market (“Nasdaq”), through the earlier of our consummation of an initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, utilities, and administrative services, as we may require from time to time. We have agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, for such administrative services. As of December 31, 2024, the unpaid balance was $120,000, which was included in amount due to related party balance.

We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We may be subject to legal proceedings, investigations, and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim that has a more than remote possibility of having a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began to trade on Nasdaq under the symbol “AFJKU” on December 4, 2023. Our ordinary shares and rights comprising the units began separate trading on January 22, 2024, under the symbols “AFJK” and “AFJKR,” respectively.

Holders of Record

As of March 28, 2025 there were 6,121,733 ordinary shares issued and outstanding held by approximately 10 shareholders of record, and there were 1,905,000 ordinary shares issued and outstanding held by the Sponsor. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

Use of Proceeds

Of the proceeds we received from the IPO and the exercise of over-allotment option by underwriters as well as the sale of the private placement units, a total of $69,690,000, including $690,000 of deferred underwriting commissions and after deducting of the other underwriting commissions and expenses for the IPO, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in our prospectus filed with the SEC on December 5, 2023 pursuant to Rule 424b(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a blank check company newly incorporated as a Cayman Islands exempted company with limited liability for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

Proposed United Hydrogen Business Combination

On June 19, 2024, Aimei Health entered into the Business Combination Agreement for a business combination with (i) United Hydrogen, (ii) Pubco, (iii) the First Merger Sub; (iv) the Second Merger Sub; and (v) the Sponsor. The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Closing, including: (i) by mutual written consent of Aimei Health and United Hydrogen; (ii) by either Aimei Health or United Hydrogen if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the mergers and the other transactions contemplated by the Business Combination Agreement; (iii) by either Aimei Health or United Hydrogen if any of the conditions to Closing have not been satisfied or waived by March 31, 2025; (iv) by either Aimei Health or United Hydrogen upon a material breach of any representations, warranties, covenants or other agreements set forth in the Business Combination Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 20 days’ following the receipt of notice from the non-breaching party and the Termination Date; (v) by either Aimei Health or United Hydrogen if the Aimei Health shareholder approval is not obtained at its shareholder meeting; (vi) by Aimei Health if the United Hydrogen shareholder approval is not obtained within ten (10) business days after the Registration Statement becomes effective; or (vii) by Aimei Health, if the Reorganization (as defined in the Business Combination Agreement) is not completed by December 31, 2024. The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on June 20, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to December 31, 2024 were organizational activities, those necessary to prepare for and conduct the IPO, and those required to identify and evaluate a target company for a business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in the Trust Account established for the benefit of our public shareholders, from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $2,552,215, which consisted of interest income earned on investments held in the Trust Account of $3,617,001, offset by formation and operational costs of $1,064,786.

For the period from April 27, 2023 (inception) to December 31, 2023, we had a net income of $171,389, which consisted of interest income earned on investments held in the Trust Account of $199,848, offset by formation and operational costs of $28,459.

Liquidity and Capital Resources

As of December 31, 2024, we had $28,208 in our operating bank account, $73,784,549 in our Trust Account, and working capital deficit of approximately $786,610.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of Founder Shares, and the borrowing of approximately $210,151 from the Sponsor under an unsecured promissory note (see “Note 5—Related Party Transactions” in the notes to our financial statements). We have repaid the unsecured promissory note in full on December 7, 2023. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement (as defined below) held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in “Note 5—Related Party Transactions” in the notes to our financial statements). As of December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

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

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2024, there were no critical accounting policies or estimates.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller report company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls as a result of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

This Annual Report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

No changes occurred in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers.

Name	Age	Title
Junheng Xie	36	Chief Executive Officer, Secretary, and Director
Heung Ming Wong	55	Chief Financial Officer and Director
Lin Bao	51	Independent Director
Dr. Julianne Huh	56	Independent Director
Robin H. Karlsen	32	Independent Director

Junheng Xie, CEO, Secretary, and Director

Junheng Xie has served as our chief executive officer, secretary, and director since April 2024. Since 2017, Mr. Xie has served as the CEO of Hangzhou Aiwoba Network Technology Co., Ltd., a health and wellness enterprise integrating medical moxibustion, Internet of Things, artificial intelligence and shared technology. In his role as CEO, he is responsible for the management of the company, including developing business plans and policies, overseeing shareholder and director meetings, supervising product development, sales and marketing, reviewing company financial statements, and executing contracts. Since June 2014, Mr. Xie has also been the founder of Hangzhou Junlin Health Management Consulting Co., Ltd., a company that offers a health moxibustion service platform with web-based and mobile applications. In his role as founder, Mr. Xie manages the daily operations of the company, including setting the company’s mission and vision, raisings funds, developing strategies, and recruiting and overseeing management teams. Mr. Xie received his diploma from Zhejiang Vocational College of Art in Hangzhou, China, in 2008. We believe that Mr. Xie is qualified to serve on our board of directors due to his experience in managing an operating company as its CEO, as well as his experience in developing business plans and policies, raising capital, and reviewing company financial statements.

Heung Ming Wong, CFO, and Director

Heung Ming Wong has served as our Chief Financial Officer and Director since May 2023. Mr. Wong has also served as an independent non-executive director of six other listed companies, including (i) Nature Wood Group Limited (Nasdaq: NWGL) since September 2023; (ii) E-Home Household Service Holdings Ltd. (Nasdaq: EJH) since March 2023; (iii) Ostin Technology Group Co., Ltd. (Nasdaq: OST) since April 2022; (iv) Helens International Holdings Company Limited (HKG: 9869) since August 2021; (v) Baiyu Holdings Inc. (formerly known as TD Holdings, Inc.) (Nasdaq: BYU) since April 2021; and (vi) Raffles Interior Limited (HKG: 1376) since March 2020. In addition, Mr. Wong served as an independent non-executive director of Sansheng Holdings (Group) Co. Ltd. (HKG: 2183) from August 2022 to December 2023. From November 2010 to April 2023, Mr. Wong was an independent non-executive director of Shifang Holding Limited (HKG: 1831). From July 2022 to November 2023, Mr. Wong was the independent non-executive director of REDEX Pte. Ltd. Mr. Wong has over 29 years of experience in finance, accounting, internal controls, and corporate governance in Singapore, China, and Hong Kong. In the PRC and Hong Kong, Mr. Wong has helped a number of companies listed in overseas stock exchanges, including those in the United States and Hong Kong. From May 2020 to March 2021, Mr. Wong served as the chief financial officer of Meten Holding Group Ltd. (Nasdaq: METX). Mr. Wong has also served as chief financial officer and senior finance executive of various companies, including Frontier Services Group Limited (HKG: 0500) from April 2017 to September 2018, and Beijing Oriental Yuhong Waterproof Technology Co., Ltd., a leading waterproof materials manufacturer in the PRC and a company listed on China’s Shenzhen Stock Exchange (SHE: 2271) from May 2014 to August 2015. Mr. Wong began his career in an international accounting firm and moved along in audit fields by taking some senior positions both in internal and external audits including being a senior manager and a manager in PricewaterhouseCoopers, Beijing office and Deloitte Touche Tohmatsu, Hong Kong, respectively. Mr. Wong graduated from the City University of Hong Kong in 1993 with a bachelor’s degree in Accounting and obtained a master’s degree in Electronic Commerce from the Open University of Hong Kong in 2003. He is a fellow member of the association of Chartered Certified Accountants and the Hong Kong institute of Certified Public Accountants and a member of the Hong Kong Institute of Certified Internal Auditor. We believe that Mr. Wong is qualified to serve on our board of directors due to his extensive experience as an independent non-executive director as well as his more than 29 years’ experience in finance, accounting, internal control, and corporate governance.

Lin Bao, Independent Director

Lin Bao has served as one of our independent directors since November 2023. Ms. Bao is a citizen of Canada and a resident of the PRC. Ms. Bao has over 15 years of experience in accounting and auditing. She has served as the chief financial officer of Jayud Global Logistics Limited, a China-based end-to-end supply chain solution provider with a focus on providing cross-border logistics services, since October 2022. She has served as an independent director of SunCar Technology Group Inc. since May 2023 and as an independent director of Cetus Capital Acquisition Corp. since February 2023. From April 2020 to September 2022, she served as the chief financial officer of Eagsen, Inc., a vehicle communication and entertainment system provider. Before Eagsen, Inc. was established, Ms. Bao served as Chief Financial Officer of Shanghai Eagsen Intelligent Co., Ltd. from November 2019 to March 2020. From February 2018 to August 2019, Ms. Bao served as chief financial officer of Jufeel International Group., a biotech company that cultivates, produces, develops, and sells raw aloe vera and aloe vera based consumer products in China. From October 2015 to January 2018, Ms. Bao worked as an independent consultant to provide accounting advisory services for China-based companies. Ms. Bao began her career in accounting at Ernst & Young LLP Toronto, where she served from January 2005 to May 2008 as a senior accountant. Ms. Bao received a bachelor’s degree in Accountancy from Concordia University in 2004, and a bachelor’s degree in Japanese from the Beijing Second Foreign Language Institute in 1994. Ms. Bao is a Certified Public Accountant in the United States, and she is also a Canadian Chartered Professional Accountant and a Hong Kong Certified Public Accountant. We believe that Ms. Bao is qualified to serve on our board of directors due to her experience as an independent director for a special purpose acquisition company, her extensive experience as a chief financial officer for several companies, as well as her more than 15 years’ experience in accounting and auditing.

Dr. Julianne Huh, Independent Director

Dr. Julianne Huh has served as one of our independent directors since November 2023. Dr. Huh is a citizen of Korea and resident of Malaysia. Since November 2023, Dr. Huh has been serving as an independent director of OneMedNet Corporation (formerly known as Data Knights Acquisition Corp). From October 2017 to June 2022, Dr. Huh served as the Director of S&I F&B Management Sdn, Bhd based in Kuala Lumpur, Malaysia, where she managed the overall business, operations and marketing of 2 Ox French Bistro. From June 2016 to August 2017, Dr. Huh served as the Vice President of The Mall of Korea based in Bangkok, Thailand, where she managed projects for business set-up, construction of department stores and nine restaurants. Dr. Huh also managed the overall business, operations and marketing while serving as the Vice President during this time. From November 2013 to June 2016, Dr. Huh served as the director of business development of Juna International Ltd based in Shanghai, China and Seoul, Korea, where she oversaw China Business Development in the entertainment and music industry. From August 2006 to June 2016, Dr. Huh founded the Wonderful World of Learning (WWL) and served as its general manager based in Shanghai, where she managed the overall business and operations of the preschool, curriculum development and teacher training. From October 2011 to May 2014, Dr. Huh served as the managing partner as well as vice president of Pronovias Korea based in Seoul, Korea, where she launched the wedding dress brand “Pronovias” of the Spain flagship store as the sole franchise for the Korean market. Dr. Huh also oversaw and managed operations, marketing, PR and bi-annual buying and merchandising. From September 2009 to September 2019, Dr. Huh founded Only Natural Organic Bath Products based in Shanghai, China, where she was in charge of brand development and sales for charity purposes. In June 2004, Dr. Huh received her Doctor of Education (Ed.D) degree at the University of Massachusetts in the U.S. In June 1997, Dr. Huh received her Master of Education (M.Ed.) degree from the University of Massachusetts in the U.S. In June 1993, Dr. Huh completed two semesters of courses at the MBA program at the Yonsei University in Seoul, Korea. In February 1991, Dr. Huh received her Bachelor of Arts degree in English Language and Literature from Ewha Women’s University in Seoul, Korea. We believe that Dr. Huh is well-qualified to serve as a member of our board of directors due to her experience as an independent director for a special purpose acquisition company, her extensive experience in global finance, as well as her network of contacts and relationships.

Robin H. Karlsen, Independent Director

Robin H. Karlsen has served as one of our independent directors since November 2023. Mr. Karlsen is a citizen of Norway and a resident of Singapore. Since February 2022, Mr. Karlsen has been serving as President of ROHKA Pte. Ltd. Since June 2022, Mr. Karlsen has also been serving as a partner of AYA Land Development Ltd. His main responsibility in both companies is strategic consultancy for real estate investments From December 2018 to February 2022, Mr. Karlsen served as the investment director of PIK International, where he oversaw the identification and investments of real estate assets in Asia. From June 2016 to November 2018, Mr. Karlsen served as business development manager of CFLD International Pte. Ltd, where he was involved in business development in Asia, Middle East and Africa for industry city development. In June 2016, Mr. Karlsen received his master’s degree in Real Estate Finance and Investment from The University of Hong Kong. In May 2015, Mr. Karlsen received his bachelor’s degree in Urban Studies from University College of London Bartlett School of Planning. We believe that Mr. Karlsen is well-qualified to serve as a member of our board of directors due to his extensive cross-border business experience., as well as her network of contacts and relationships.

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

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not a party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the board of directors. Lin Bao, Robin H. Karlsen, and Julianne Huh serve as members of our audit committee. Lin Bao chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Lin Bao, Robin H. Karlsen and Julianne Huh are independent.

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

Compensation Committee

The members of our Compensation Committee are Lin Bao, Robin H. Karlsen, and Julianne Huh. Dr. Julianne Huh chairs the compensation committee. We have adopted a compensation committee charter, which detail the principal functions of the compensation committee, including:

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

Nominating Committee

Our nominating committee consists of Lin Bao, Robin H. Karlsen, and Julianne Huh, each of whom is an independent director under Nasdaq’s listing standards. Robin H. Karlsen chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers, and employees in accordance with applicable federal securities laws. We filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement in connection with our IPO. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if we are found to have misstated its financial results.

We have adopted a compensation recovery policy (the “Clawback Policy”) effective as of November 30, 2023 that complies with the Nasdaq’s new clawback rules promulgated under the SEC’s Rule 10D-1.

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Executives”) in the event that we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under the securities laws. The recovery of such compensation applies regardless of whether a Covered Executive engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Executives erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is filed as Exhibit 97.1 to our annual report on Form 10-K for the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill, and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors currently has and may in the future have fiduciary obligations to other businesses, including other blank check companies similar to our company, of which they are now or may in the future be officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe fiduciary obligations and any successors to such entities have declined to accept such opportunities.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity/company name		Entity’s Business/industry		Affiliation/Position (e.g. CEO/CFO/ Director/Managing Director/Chairman/ Chairperson)
Junheng Xie	●	Hangzhou Aiwoba Network Technology Co., Ltd.	●	Health and Wellness	●	CEO

	●	Hangzhou Junlin Health Management Consulting Co., Ltd.	●	Health and Wellness	●	Founder

Heung Ming Wong	●	E-Home Household Service Holding Ltd.	●	Housekeeping Services	●	Independent Director
	●	Sansheng Holdings (Group) Co. Ltd.	●	Home Builder	●	Independent Director
	●	Ostin Technology Group Co., Ltd.	●	Monitor panel manufacturing	●	Independent Director
	●	Helens International Holdings Company Limited	●	Beverage	●	Independent Director
	●	TD Holdings, Inc.	●	Mine resources online trading	●	Independent Director
	●	Raffles Interiors Limited	●	Interior Decoration	●	Independent Director

Julianne Huh	●	OneMedNet Corporation	●	Healthcare	●	Independent Director

Robin H. Karlsen	● ●	ROHKA Pte. Ltd. AYA Land Development Corp.	● ●	Strategic Consultancy Real Estate Developer	● ●	President Partner

Lin Bao	●	Jayud Global Logistics Limited	●	Supply chain solution provider	●	CFO
	●	Cetus Capital Acquisition Corp.	●	SPAC	●	Independent Director
	●	SunCar Technology Group Inc.	●	Digitalized automotive after-sales	●	Independent Director

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Initial Shareholders, officers, or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our company (or shareholders) from a financial point of view. Notwithstanding the foregoing, our amended and restated memorandum and articles of association provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors, as well as our Initial Shareholders, have agreed, pursuant to the terms of a letter agreement entered into with us, (i) to vote any Founder Shares and Private Shares held by them in favor of any proposed business combination and (ii) not to redeem such shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to the consummation of our initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our (former and existing) officers and directors (“Indemnified Persons”) to the maximum extent permitted by law against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained in or about the conduct of the company’s business or affairs or in the execution or discharge of the Indemnified Person’s duties, powers, authorities or discretions. This includes all costs, expenses, losses or liabilities incurred by the Indemnified Person in defending (whether successfully or otherwise) any civil, criminal, administrative or investigative proceedings (whether threatened, pending or completed) concerning the company or its affairs in any court or tribunal, whether in the Cayman Islands or elsewhere. However, no Indemnified Person shall be indemnified in respect of any matter arising out of his own actual fraud, willful default or willful neglect. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of our ordinary shares beneficially owned, as of March 28, 2025 by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 28, 2025, we had 6,121,733 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to the ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Shares
Junheng Xie	—	—
Heung Ming Wong	42,000	*
Lin Bao	20,000	*
Julianne Huh	20,000	*
Robin H. Karlsen	20,000	*
Juan Fernandez Pascual(3)	50,000	*

All officers and directors as a group	152,000	2.5%
(6 individuals)

Holders of 5% or more:
Aimei Investment Ltd (4)	1,905,000	31.1%
First Trust Merger Arbitrage Fund(5)	649,911	10.6%
First Trust Capital Management L.P.(6)	719,796	11.8%
Wolverine Asset Management, LLC(7)	654,039	10.7%
Karpus Investment Management(8)	1,100,657	18.0%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is 10 East 53rd Street, Suite 3001, New York, NY 10022

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding private rights, as such shares are not issuable within 60 days of the date of this Annual Report.

(3)	On April 15, 2024, Juan Fernandez Pascual resigned as chief executive officer, secretary, and director of our Company, effective immediately. On April 19, 2024, our board or directors appointed Junheng Xie as our chief executive officer, secretary, and director with effect from April 15, 2024.

(4)	Represents shares held by Aimei Investment Ltd, our Sponsor. Ms. Huang Han, who is the sole shareholder and director of the Sponsor, has voting and dispositive power over the shares held of record by our Sponsor. The business address of Aimei Investment Ltd is Ogier Global (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman, KY1-9009, George Town, Cayman Islands.

(5)	Based on a Schedule 13G filed on November 14, 2024. The schedule was filed jointly by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940, and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS is a Delaware limited partnership and control person of FTCM. Sub GP is a Delaware limited liability company and control person of FTCM. VARBX is a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including our ordinary shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of the ordinary shares of our Company held in the Client Accounts. According to the schedule, Joy Ausili is the Trustee, Vice President and Assistant Secretary of VARBX. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(6)	Based on a Schedule 13G filed on November 14, 2024. The schedule was filed jointly by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940, and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company. FTCS is a Delaware limited partnership and control person of FTCM. Sub GP is a Delaware limited liability company and control person of FTCM. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the ordinary shares owned by FTCM. According to the schedule, Chad Eisenberg is the chief operating officer of FTCM, FTCS, and Sub GP. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(7)	Based on a Schedule 13G filed on October 16, 2024 and a Schedule 13G/A filed on January 31, 2025. The schedule relates to shares owned by Wolverine Asset Management, LLC (“WAM”). The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc., the general partner of Wolverine Holdings. The address of the principal business office of WAM is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(8)	Based on a Schedule 13G filed on April 9, 2024. Karpus Investment Management (“Karpus”) is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The address of the principal business office for Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Ordinary Shares

Prior to the IPO, we issued an aggregate of 50,000 ordinary shares of $1.00 par value each to Han Huang, who is the director of our Sponsor. On May 11, 2023, Han Huang transferred those ordinary shares to the Sponsor and, on May 15, 2023, the Sponsor resolved to sub-divide the ordinary shares of $1.00 par value each into ordinary shares of $0.0001 par value each and, as a result, the Sponsor held 500,000,000 ordinary shares of $0.0001 each. On May 15, 2023, the directors resolved to repurchase 498,562,500 ordinary shares from the Sponsor, the repurchase resulting in the Sponsor holding 1,437,500 ordinary shares. On May 25, 2023, 1,437,500 Founder Shares were issued to the Sponsor pursuant to a securities subscription agreement. Simultaneously, the 1,437,500 ordinary shares previously held by the Sponsor were repurchased by us. These share transactions have been retroactively adjusted.

As of May 8, 2023, $25,000 was included as a subscription receivable. On September 15, 2023, we received $25,000 from the Sponsor in cash. The Sponsor transferred 152,000 of those ordinary shares among our then-chief executive officer, chief financial officer, and three independent directors at their original purchase price pursuant to executed securities assignment agreements, effective as of May 25, 2023.

On October 20, 2023, we capitalized an amount equal to $28.75 standing to the credit of the share premium account and appropriated such sum and applied it on behalf of the Sponsor towards paying up in full (as to the full par value of $0.0001 per Founder Share) 287,500 unissued ordinary shares of $0.0001 par value, and allotted such shares credited as fully paid to the Sponsor, resulting in 1,725,000 shares being issued and outstanding. 225,000 shares of such ordinary shares are not subject to forfeiture as the underwriters’ over-allotment was exercised in full.

Subject to certain limited exceptions, the Initial Shareholders have agreed not to transfer, assign or sell their Founder Shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to initial business combination, we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On May 1, 2023, the Sponsor issued an unsecured promissory note to us, pursuant to which we may borrow up to an aggregate principal amount of $750,000, to be used for payment of costs related to the IPO. The note is non-interest bearing and payable on the earlier of (i) December 31, 2023, (ii) the consummation of the IPO, or (iii) the date on which we determine to not proceed with the IPO. As of December 6, 2023, we had borrowed $210,151 under the promissory note with the Sponsor. This promissory note was fully repaid on December 7, 2023. There was no balance due as of December 31, 2024.

Extensions Loan — Related Party

On December 11, 2024 and January 13, 2025, the Sponsor and United Hydrogen caused the first and second monthly extension fee of $227,700 (equivalent to $0.033 per Public Share), respectively, to be deposited into the Trust Account, to extend the date by which we have to consummate a business combination from December 6, 2024 to February 6, 2025. On February 6, 2025 and March 6, 2025, the Sponsor and United Hydrogen caused the third and fourth monthly extension fee of $150,000, respectively, to be deposited into the Trust Account, to further extend the deadline from February 6, 2024 to April 6, 2025. The deposit of the first, second, third, and fourth monthly extension fee is evidenced by an unsecured promissory note (each, a “Monthly Extension Promissory Note”). The first and second Monthly Extension Promissory Notes are in the principal amount of $227,700 each, shared equally between the Sponsor and United Hydrogen ($113,850 each). The third and fourth Monthly Extension Promissory Notes are in the principal amount of $150,000, also shared equally between the Sponsor and United Hydrogen ($75,000 each). Each Monthly Extension Promissory Note bears no interest and is payable in full upon the consummation of the Business Combination. The Sponsor and United Hydrogen have the right, but not the obligation, to convert the Monthly Extension Promissory Note, in whole or in part, into our private units, at a price of $10.00 per unit, each consisting of one ordinary share and one right to receive one-fifth (1/5) of one ordinary share of our Company, immediately prior to the consummation of the Business Combination, by providing us with written notices of their intention to convert the Monthly Extension Promissory Note at least two business days prior to the closing of the Business Combination. As of December 31, 2024 and 2023, the note payable balance was $227,700 and $0, respectively.

Administrative Services Arrangement

The Sponsor has agreed, commencing from the date that our securities were first listed on Nasdaq, through the earlier of our consummation of an initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, utilities, and administrative services, as we may require from time to time. We have agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, for such administrative services. As of December 31, 2024 and 2023, the unpaid balance was $120,000 and $0, respectively, which was included in amount due to related party balance.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor, the affiliates of the Sponsor, or our officers and directors may, but are not obligated to, make loans from time to time to us to fund certain capital requirements (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional private units at a price of $10.00 per unit. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and 2023, there were no amounts outstanding under any Working Capital Loans.

Due to Related Company

As of December 31, 2024 and 2023, the Company had a total amount due to related company of $289,780 and $0, from a related party, respectively, for the payment of costs related to general and administrative services, the Initial Public Offering, and administrative services agreement. The balance of which $50,000 was deposited in the Trust Account as of December 31, 2024 for the January 13, 2025 extension payment. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “—Part III, Item 10 - Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, or MaloneBailey, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees billed by MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our required filings with the SEC for the year ended December 31, 2024 and for the period from April 27, 2023 (inception) through December 31, 2023 totaled $160,000 and $115,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for consultations concerning financial accounting and reporting standards for the period for the year ended December 31, 2024 and for the period from April 27, 2023 (inception) through December 31, 2023.

Tax Fees. We did not pay MaloneBailey for tax planning and tax advice for the year ended December 31, 2024 and for the period from April 27, 2023 (inception) through December 31, 2023.

All Other Fees. We did not pay MaloneBailey for other services for the year ended December 31, 2024 and for the period from April 27, 2023 (inception) through December 31, 2023.

Pre-Approval Policy.

Our audit committee was formed in connection with the effectiveness of our registration statement for our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None

(3)	Exhibits

We hereby file as part of this Annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

(b)	Exhibits

The following exhibits are filed with this Annual Report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 1, 2023, by and between the Registrant and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
2.1	Business Combination Agreement dated June 19, 2024 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
3.2	Form of Director’s Certificate certifying the special resolution passed by the Registrant at the Extraordinary General Meeting (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 7, 2025)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)

4.4	Rights Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
4.5	Description of Securities
10.1	Letter Agreement, dated December 1, 2023, among the Registrant and the Registrant’s officers, directors and Initial Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.2	Investment Management Trust Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.3	First Amendment to the Investment Management Trust Agreement, dated February 6, 2025, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 7, 2025)
10.4	Registration Rights Agreements, dated December 1, 2023, by and between the Registrant and Initial Stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.5	Indemnity Agreements, dated December 1, 2023, by and among the Registrant and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.6	Subscription Agreement, dated December 1, 2023, by and between the Registrant and Aimei Investment Ltd (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.7	Administrative Service Agreement, dated December 1, 2023, by and between the Registrant and Aimei Investment Ltd (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.8	Form of Promissory Note issued to Sponsor (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
10.9	Form of Seller Shareholder Support Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
10.10	Founder Support Agreement, dated June 19, 2024
10.11	Form of Seller Lock-Up Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
10.12	Form of Founder Amended and Restated Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
21.1^	List of Subsidiaries
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on March 25, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

^	Not applicable
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimei Health Technology Co., Ltd

Date: March 28, 2025	By:	/s/ Junheng Xie
	Name:	Junheng Xie
	Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Junheng Xie and Heung Ming Wong, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junheng Xie	Chief Executive Officer and Director	March 28, 2025
Name: Junheng Xie	(Principal Executive Officer)

/s/ Heung Ming Wong	Chief Financial Officer and Director	March 28, 2025
Name: Heung Ming Wong	(Principal Accounting and Financial Officer)

/s/ Lin Bao	Director	March 28, 2025
Name: Lin Bao

/s/ Julianne Huh	Director	March 28, 2025
Name: Julianne Huh

/s/ Robin H. Karlsen	Director	March 28, 2025
Name: Robin H. Karlsen

AIMEI HEALTH TECHNOLOGY CO., LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aimei Health Technology Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aimei Health Technology Co., Ltd. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2024, and for the period from April 27, 2023 (inception) through December 31, 2023 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 203, and the results of its operations and its cash flows for the year ended December 31, 2024, and for the period from April 27, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

March 28, 2025

AIMEI HEALTH TECHNOLOGY CO., LTD

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$28,208	$580,717
Prepaid expenses	2,176	-
Total current assets	30,384	580,717
Cash held in Trust Account	73,784,549	69,889,848

TOTAL ASSETS	$73,814,933	$70,470,565

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$299,514	$24,841
Extension loan – related party	227,700	-
Due to a related company	289,780	-
Total current liabilities	816,994	24,841

Deferred underwriter fee payable	690,000	690,000

TOTAL LIABILITIES	1,506,994	714,841

Commitments and contingencies (Note 7)
Ordinary shares, subject to possible redemption. 6,900,000 and 6,900,000 shares issued and outstanding at redemption value of $10.69 and $10.13 as of December 31, 2024 and 2023, respectively	73,784,549	69,889,848

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 and 2,126,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively (excluding 6,900,000 and 6,900,000 shares subject to possible redemption, respectively)	213	213
Accumulated deficit	(1,476,823)	(134,337)

Total shareholders’ deficit	(1,476,610)	(134,124)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$73,814,933	$70,470,565

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

STATEMENTS OF OPERATIONS

	Year ended December 31,	For the period from April 27, 2023 (inception) through December 31,
	2024	2023

Formation and operating costs	$(1,064,786)	$(28,459)
Loss from operations	(1,064,786)	(28,459)

Other income:
Interest earned on assets held in trust	3,617,001	199,848

Total other income	3,617,001	199,848

NET INCOME	$2,552,215	$171,389

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	695,565

Basic and diluted net income per ordinary shares subject to possible redemption	$0.28	0.08

Basic and diluted weighted average shares outstanding, ordinary shares attributable to not subject to possible redemption	2,126,000	1,538,205
Basic and diluted net income per share, ordinary shares attributable to not subject to possible redemption	$0.28	$0.08

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Year Ended December 31, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total Stockholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of December 31, 2023	2,126,000	$213	$-	$(134,337)	$(134,124)

Extension funds attributable to common stock subject to redemption	-	-	-	(277,700)	(277,700)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(3,617,001)	(3,617,001)
Net income	-	-	-	2,552,215	2,552,215

Balance as of December 31, 2024	2,126,000	$213	$-	$(1,476,823)	$(1,476,610)

	For The Period From April 27, 2023 (Inception) to December 31, 2023
	Ordinary shares		Additional paid-in	Accumulated	Total Stockholders’
	No. of shares	Amount	capital	deficit	deficit

Balance – April 27, 2023 (inception)	-	$-	$	$-	$-

Issuance of Founder Shares to Sponsor	1,725,000	173	24,827	-	25,000
Sale of public units through public offering	6,900,000	690	68,999,310	-	69,000,000
Sale of Private Placement Units	332,000	33	3,319,967		3,320,000
Offering costs	-	-	(2,070,665)		(2,070,665)
Deferred underwriting costs	-	-	(690,000)	-	(690,000)
Issuance of representative shares	69,000	7	(7)	-	-
Ordinary shares subject to redemption	(6,900,000)	(690)	(69,689,310)	-	(69,690,000)
Remeasurement of ordinary shares subject to possible redemption	-		-	(199,848)	(199,848)
Accretion of additional paid in capital to accumulated deficit	-	-	(105,878)	(105,878)	-
Net income	-	-	-	171,389	171,389

Balance – December 31, 2023	2,126,000	$213	$-	$(134,337)	$(134,124)

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

STATEMENTS OF CASH FLOWS

		For The Period from April 27, 2023
	Year Ended December 31, 2024	(inception) through December 31, 2023
Cash flows from operating activities:
Net income	$2,552,215	171,389
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in assets held in trust	(3,617,001)	(199,848)
Change in operating assets and liabilities:
Formation costs paid by Sponsor under Promissory Note – Related Party	-	3,618
Prepaid expenses	(2,176)	-
Due to a related company	120,000	-
Accrued expenses	274,673	24,841
Net cash used in operating activities	(672,289)	-

Cash flows from investing activities:
Extension payments deposited in Trust Account	(277,700)	-
Investment of cash in Trust Account	-	(69,690,000)

Net cash used in investing activities	(277,700)	(69,690,000)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Proceeds from sale of units through public offering	-	69,000,000
Proceeds from sale of private placement units	-	3,320,000
Proceeds from promissory note – related party	-	206,533
Proceeds from extension promissory note – related party	277,700	-
Advance from related party	119,780	-
Payment of offering costs	-	(2,070,665)
Repayment of promissory note – related party	-	(210,151)

Net cash provided by financing activities	397,480	70,270,717

NET CHANGE IN CASH	(552,509)	580,717

CASH, BEGINNING OF PERIOD	580,717	-

CASH, END OF PERIOD	$28,208	580,717

Non-cash investing and financing activities
Deferred underwriting fee payable	$-	$690,000
Initial classification of shares subject to redemption	$-	$69,690,000
Remeasurement of ordinary stock subject to possible redemption	$3,617,001	$199,848
Extension funds attributable to common stock subject to redemption	$277,700	$-
Issuance of representative shares	$-	$7
Accretion of additional paid-in capital to accumulated deficit	$-	$105,878

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

As of December 31, 2024, the Company had not yet commenced any operations. All activities through December 31, 2024 related to the Company’s formation and the Initial Public Offering (as defined below). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and assets held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

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

The Sponsor has agreed (i) to vote any shares owned by them in favor of any proposed business combination, (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to the Company’s charter prior to the consummation of its initial business combination and (iii) not to sell any shares to the Company in a tender offer in connection with any proposed business combination. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its business combination.

The Company initially had 12 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination by up to 12 additional months through 12 one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a business combination (the “Combination Period”). If the Company is unable to complete a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of ordinary shares and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

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

On February 6, 2025, the Company entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement with Continental Stock Transfer & Trusts Company (“Trustee”). Pursuant to the Trust Agreement Amendment, the amount of funds to be deposited into the trust account managed by the Trustee (the “Trust Account”) in connection with extending the timeframe within which the Company must consummate its initial business combination (“Extension”), is adjusted from $0.033 per each share sold in its IPO (the “Public Share”) (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension).

As of the date of this report, the Company has extended four times by an additional one month each time, and so it now has until April 6, 2025 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate its initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $150,000 on or prior to the date of the applicable deadline. On each of December 11, 2024 and January 13, 2025, the Company has deposited $227,700 into the Trust Account in order to extend the amount of available time to complete a business combination until February 6, 2025. On each of February 6, 2025 and March 6, 2025, the Company has deposited in an amount of $150,000 into the Trust Account in order to extend the amount of available time to complete a business combination until April 6, 2025.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $28,208 in its bank account, $73,784,549 in its Trust Account and working capital deficit of $747,377.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through (i) the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (see Note 5), and (ii) a loan from the Sponsor of approximately $210,151 under the Note (as defined in Note 5). The Company has repaid the note in full on December 7, 2023. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2024, there were no amounts outstanding under any Working Capital Loan.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the cash balance was $28,208 and $580,717, respectively.

Cash held in trust account

On July 16, 2024, the Company instructed their trust custodian to liquidate their positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of December 31, 2024, all the assets held in the Trust Account were held in an interest-bearing demand deposit account. As of December 31, 2023, substantially all the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities under ASC 320, where securities are presented at fair value on the balance sheets and with gains or losses, if any, presented on the statements of operations. As of December 31, 2024 and 2023, the assets held in Trust Account was $73,784,549 and $69,889,848, respectively.

Ordinary shares subject to possible redemption

All of the 6,900,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, as of December 31, 2024 and 2023, 6,900,000 and 6,900,000 ordinary shares subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and 2023 and no amounts were accrued for interest and penalties during the years ended December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there was no provision for income taxes for the years ended December 31, 2024 and 2023.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the year ended December 31, 2024	Period from April 27, 2023 (inception) to December 31, 2023
Net income including accretion of carrying value to redemption value	$2,552,215	$171,389

	For the Year Ended	Period from April 27, 2023 (inception) to
	December 31, 2024	December 31, 2023
		Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
		Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income		$1,951,062	$601,153	$53,368	$118,021
Denominators:
Weighted-average shares outstanding		6,900,000	2,126,000	695,565	1,538,205
Basic and diluted net income per share		$0.28	$0.28	$0.08	$0.08

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2024 and 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2024 and 2023, $0 and $330,717 was not insured, respectively.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in trust account	$73,784,549	$73,784,549	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and marketable securities held in Trust Account	$69,889,848	$69,889,848	$-	$-

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

Recent issued accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

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

The proceeds from the sale of the Private Units will be added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering except that Private Units (including the Private Rights) will not be transferable, assignable or saleable until the completion of the Company’s initial business combination except to permitted transferees. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Rights will expire worthless.

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

Promissory Note – Related Party

On May 1, 2023, the Sponsor issued an unsecured promissory note (the “Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $750,000, to be used for payment of costs related to the Initial Public Offering. The Note is non-interest bearing and payable on the earlier of (i) December 31, 2023, (ii) the consummation of the Initial Public Offering, or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. These amounts were repaid upon completion of the Initial Public Offering out of the $550,000 of Initial Public Offering proceeds that has been allocated for the payment of Initial Public Offering expenses. As of December 6, 2023, the Company has borrowed $210,151 under the Note. The Note was fully repaid on December 7, 2023. There was no outstanding balance due as of December 31, 2024 and 2023.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

Extensions Loan – Related Party

The Company will have to consummate a business combination by April 6, 2025. However, if the Company anticipates that it may not be able to consummate a business combination within 12 months, the Company may extend the period of time to consummate a business combination up to twelve times by an additional one month each time to complete a business combination. Pursuant to the terms of the Company’s memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, both as amended, in order to extend the time available for the Company to consummate a business combination, the Sponsor its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination or at the lender’s discretion, converted upon consummation of the business combination into additional private units at a price of $10.00 per unit.

On December 11, 2024, the Company issued an unsecured promissory note in the amount of $227,700 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 6, 2025. The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2024 and 2023, the note payable balance was $227,700 and $0, respectively.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional Private Units at a price of $10.00 per Unit. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and 2023, there was no amount outstanding under any Working Capital Loan.

Due to a related company

As of December 31, 2024 and 2023, the Company had a total amount due to related company of $289,780 and $0 from a related party, respectively, for the payment of costs related to general and administrative services, the Initial Public Offering and administrative services agreement. The balance of which $50,000 was deposited in the trust account as of December 31, 2024 for the January 13, 2025 extension payment. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

The Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. As of December 31, 2024 and 2023, the unpaid balance was $120,000 and $0, respectively, which is included in amount due to related company balance.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024 and 2023, as a result of the closing of the Initial Public Offering and full exercise of the underwriters’ over-allotment option, there were 2,126,000 ordinary shares issued and outstanding, excluding 6,900,000 ordinary shares subject to possible redemption.

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

NOTES TO FINANCIAL STATEMENTS

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes general and administrative expenses and interest earned on assets held in Trust Account which are included in the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are earned on assets held in Trust Account and general and administrative expenses. The CODM reviews earned on assets held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date through the date the financial statements were issued.

On January 13, 2025, the Company issued an unsecured promissory note in an amount of $227,700 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 6, 2025.

On February 5, 2025, in connection with the stockholders vote at the Adjourned Meeting, 2,904,267 shares were redeemed by certain shareholders at a price of approximately $10.77 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of approximately $31.27 million.

On February 6, 2025, the Company entered into the Trust Agreement Amendment with the Trustee. Pursuant to the Trust Agreement Amendment, the amount of funds to be deposited into the Trust Account in connection with extending the timeframe within which the Company must consummate its initial business combination, is adjusted from $0.033 per each Public Share (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension).

On February 6, 2025, the Company issued an unsecured promissory note in an amount of $150,000 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 6, 2025.

On March 6, 2025, the Company issued an unsecured promissory note in an amount of $150,000 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 6, 2025.

