Form 10-Q
period 2025-03-31
Aimei Health Technology Co., Ltd.
filed 2025-05-14
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

86-13758131392

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

As of May 14, 2025, there were 6,121,733 ordinary shares of the Company issued and outstanding.

Aimei Health Technology Co., Ltd

Form 10-Q

For the Quarterly Period Ended March 31, 2025

i

AIMEI HEALTH TECHNOLOGY CO., LTD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$7,345	$28,208
Prepaid expenses	677	2,176
Total current assets	8,022	30,384
Cash held in Trust Account	43,594,825	73,784,549

TOTAL ASSETS	$43,602,847	$73,814,933

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$457,420	$299,514
Extension loan – related party	755,400	227,700
Due to a related company	472,926	289,780
Total current liabilities	1,685,746	816,994

Deferred underwriter fee payable	690,000	690,000

TOTAL LIABILITIES	2,375,746	1,506,994

Commitments and contingencies (Note 7)	-	-
Ordinary shares, subject to possible redemption. 3,995,773 and 6,900,000 shares issued and outstanding at redemption value of $10.91 and $10.69, as of March 31, 2025 and December 31, 2024, respectively	43,594,825	73,784,549

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 and 2,126,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (excluding 3,995,773 and 6,900,000 shares subject to possible redemption, respectively)	213	213
Accumulated deficit	(2,367,937)	(1,476,823)

Total shareholders’ deficit	(2,367,724)	(1,476,610)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$43,602,847	$73,814,933

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months Ended	For the three months Ended
	March 31, 2025	March 31, 2024

Formation and operating costs	$(413,414)	$(153,632)
Loss from operations	(413,414)	(153,632)

Other income:
Interest earned on assets held in trust	598,076	909,132

Total other income	598,076	909,132

NET INCOME	$184,662	$755,500

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,157,440	6,900,000

Basic and diluted net income per ordinary shares subject to possible redemption	$0.03	$0.08

Basic and diluted weighted average shares outstanding, ordinary shares attributable to not subject to possible redemption	2,126,000	2,126,000
Basic and diluted net income per share, ordinary shares attributable to not subject to possible redemption	$0.03	$0.08

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three Months Ended March 31, 2025
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2025	2,126,000	$213	$(1,476,823)	$(1,476,610)

Extension funds attributable to common stock subject to redemption	-	-	(477,700)	(477,700)
Remeasurement of ordinary shares subject to possible redemption	-	-	(598,076)	(598,076)
Net income	-	-	184,662	184,662

Balance as of March 31, 2025	2,126,000	$213	$(2,367,937)	$(2,367,724)

	For The Three Months Ended March 31, 2024
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2024	2,126,000	$213	$(134,337)	$(134,124)

Remeasurement of ordinary shares subject to possible redemption	-	-	(909,132)	(909,132)
Net income	-	-	755,500	755,500

Balance as of March 31, 2024	2,126,000	$213	$(287,969)	$(287,756)

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net income	$184,662	$755,500
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in assets held in trust	(598,076)	(909,132)
Change in operating assets and liabilities:
Prepaid expenses	1,499	(66,667)
Due to a related company	30,000	(302)
Accrued expenses	157,906	53,631
Net cash used in operating activities	(224,009)	(166,970)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	31,265,500	-
Extension payments deposited in Trust Account	(477,700)	-

Net cash provided by investing activities	30,787,800	-

Cash flows from financing activities:
Proceeds from extension promissory note – related party	477,700	-
Advance from related party	203,146	-
Redemption of ordinary shares	(31,265,500)	-

Net cash used in financing activities	(30,584,654)	-

NET CHANGE IN CASH	(20,863)	(166,970)

CASH, BEGINNING OF PERIOD	28,808	580,717

CASH, END OF PERIOD	$7,345	$413,747

Non-cash investing and financing activities
Remeasurement of ordinary shares subject to possible redemption	$598,076	$909,132
Extension funds attributable to common stock subject to redemption	$477,700	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2025, the Company had not yet commenced any operations. All activities through March 31, 2025 related to the Company’s formation and the Initial Public Offering (as defined below). Since the Initial Public Offering, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and assets held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On February 5, 2025, in connection with the stockholders vote at the Company’s previous adjourned extraordinary general meeting (“Adjourned Meeting”), 2,904,267 shares were redeemed by certain shareholders at a price of approximately $10.77 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of approximately $31.27 million.

On February 6, 2025, the Company entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement with Continental Stock Transfer & Trusts Company (“Trustee”). Pursuant to the Trust Agreement Amendment, the amount of funds to be deposited into the Trust Account in connection with extending the timeframe within which the Company must consummate its initial business combination (“Extension”), is adjusted from $0.033 per Public Share (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension).

As of the date of these unaudited financial statements issued, the Company has extended six times by an additional one month each time, and so it now has until June 6, 2025 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and the Trustee, in order to extend the time available for the Company to consummate its initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account a monthly extension fee on or prior to the date of the applicable deadline. On December 11, 2024 and January 13, 2025, the Sponsor and United Hydrogen caused the first and second monthly extension fee of $227,700, respectively, to be deposited into the Trust Account, in order to extend the amount of available time to complete a business combination until February 6, 2025. On February 6, 2025, March 6, 2025, April 4, 2025 and May 6, 2025, the Sponsor and United Hydrogen caused the third through sixth monthly extension fee of $150,000, respectively, to be deposited into the Trust Account in order to extend the amount of available time to complete a business combination until June 6, 2025. The deposit of the first through sixth monthly extension fee is evidenced by an unsecured promissory note. The first and second monthly extension promissory notes are in the principal amount of $227,700 each, shared equally between the Sponsor and United Hydrogen ($113,850 each). The third through sixth monthly extension promissory notes are in the principal amount of $150,000, also shared equally between the Sponsor and United Hydrogen ($75,000 each).

Liquidity and Capital Resources

As of March 31, 2025, the Company had $7,345 in its bank account, $43,594,825 in its Trust Account and working capital deficit of $1,677,724.

The Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2025, there were no amounts outstanding under any Working Capital Loan.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and Article 8 of Regulation S-X. The unaudited financial statements as of March 31, 2025 should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Use of estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the cash balance was $7,345 and $28,208, respectively.

Cash held in trust account

On July 16, 2024, the Company instructed their trust custodian to liquidate their positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of March 31, 2025 and December 31, 2024, all the assets held in the Trust Account were held in an interest-bearing demand deposit account. Interest earned is included in the interest earning on assets held in trust in the accompanying statements of operations. As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account was $43,594,825 and $73,784,549, respectively.

Ordinary shares subject to possible redemption

All of the 6,900,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, as of March 31, 2025 and December 31, 2024, 3,995,773 and 6,900,000 ordinary shares subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024 and no amounts were accrued for interest and penalties during the three months ended March 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there was no provision for income taxes for the three months ended March 31, 2025 and 2024.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net income	$184,662	$755,500

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income	$130,760	$53,902	$577,548	$177,952

Denominators:
Weighted-average shares outstanding	5,157,040	2,126,000	6,900,000	2,126,000
Basic and diluted net income (loss) per share	$0.03	$0.03	$0.08	$0.08

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2025 and December 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2025 and December 31, 2024, no amount was not insured, respectively.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in trust account	$43,594,825	$43,594,825	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in trust account	$73,784,549	$73,784,549	$-	$-

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

Recent issued accounting standards

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Extensions Loan – Related Party

The Company will have to consummate a business combination by June 6, 2025. However, if the Company anticipates that it may not be able to consummate a business combination within 12 months, the Company may extend the period of time to consummate a business combination up to twelve times by an additional one month each time to complete a business combination. Pursuant to the terms of the Company’s memorandum and articles of association and the trust agreement entered into between the Company and the Trustee, both as amended, in order to extend the time available for the Company to consummate a business combination, the Sponsor its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination or at the lender’s discretion, converted upon consummation of the business combination into additional private units at a price of $10.00 per unit.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On each of December 11, 2024 and January 13, 2025, the Company issued an unsecured promissory note in the amount of $227,700 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 6, 2025. On February 6, 2025, the Company entered into the Trust Agreement Amendment to the Investment Management Trust Agreement with the Trustee. Pursuant to the Trust Agreement Amendment, the amount of funds to be deposited into the Trust Account in connection with the Extension, is adjusted from $0.033 per each share sold in its IPO (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension). The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of March 31, 2025 and December 31, 2024, the note payable balance was $755,400 and $227,700, respectively.

Working Capital Loan - Related Party

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional Private Units at a price of $10.00 per Unit. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025 and December 31, 2024, there was no amount outstanding under any Working Capital Loan.

Due to a related company

As of March 31, 2025 and December 31, 2024, the Company had a total amount due to related company of $472,926 and $289,780 from a related party, respectively, for the payment of costs related to general and administrative services, the Initial Public Offering and administrative services agreement. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

The Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. As of March 31, 2025 and December 31, 2024, the unpaid balance was $150,000 and $120,000, respectively, which is included in amount due to related company balance.

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

As of March 31, 2025 and December 31, 2024, as a result of the closing of the Initial Public Offering and full exercise of the underwriters’ over-allotment option, there were 2,126,000 ordinary shares issued and outstanding, excluding 3,995,773 and 6,900,000 ordinary shares subject to possible redemption, respectively.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their unaudited financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes formation and operating costs and interest and dividend earned on investments held in Trust Account which are included in the accompanying unaudited statements of operations.

The key measures of segment profit or loss reviewed by the CODM are earned on investments held in Trust Account and formation and operating costs. The CODM reviews earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date through the date the unaudited financial statements were issued.

On April 4, 2025, the Company issued an unsecured promissory note in an amount of $150,000 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 6, 2025.

On May 6, 2025, the Company issued an unsecured promissory note in an amount of $150,000 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until June 6, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to March 31, 2025 were organizational activities, those necessary to prepare for and conduct the IPO, and those required to identify and evaluate a target company for a business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and cash held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $184,662, which consisted of interest income earned on assets held in the Trust Account of $598,076, offset by formation and operational costs of $413,414.

Liquidity and Capital Resources

As of March 31, 2025, we had $7,345 in our operating bank account, $43,594,825 in our Trust Account, and working capital deficit of approximately $1,677,724

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement (as defined below) held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in “Note 5—Related Party Transactions” in the notes to our financial statements). As of March 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2025, there were no critical accounting policies or estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

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

Date: May 14, 2025

Aimei Health Technology Co., Ltd

By:	/s/ Junheng Xie
Name:	Junheng Xie
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Heung Ming Wong
Name:	Heung Ming Wong
Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)

