Form 10-Q
period 2025-06-30
Aimei Health Technology Co., Ltd.
filed 2025-08-13
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 6,121,733 ordinary shares of the Company issued and outstanding.

Aimei Health Technology Co., Ltd

Form 10-Q

For the Quarterly Period Ended June 30, 2025

i

AIMEI HEALTH TECHNOLOGY CO., LTD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$2,138	$28,208
Prepaid expenses	42,500	2,176
Total current assets	44,638	30,384
Cash held in Trust Account	44,511,399	73,784,549

TOTAL ASSETS	$44,556,037	$73,814,933

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$309,097	$299,514
Extension loans– related party	1,205,400	227,700
Due to a related company	699,469	289,780
Total current liabilities	2,213,966	816,994

Deferred underwriter fee payable	690,000	690,000

TOTAL LIABILITIES	2,903,966	1,506,994

Commitments and contingencies (Note 7)	-	-
Ordinary shares, subject to possible redemption, 3,995,733 and 6,900,000 shares issued and outstanding at redemption value of $11.14 and $10.69, as of June 30, 2025 and December 31, 2024, respectively	44,511,399	73,784,549

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 and 2,126,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (excluding 3,995,733 and 6,900,000 shares subject to possible redemption, respectively)	213	213
Accumulated deficit	(2,859,541)	(1,476,823)

Total shareholders’ deficit	(2,859,328)	(1,476,610)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$44,556,037	$73,814,933

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three months Ended	For the Three months Ended	For the Six months Ended	For the Six months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Formation and operating costs	$(41,604)	$(309,114)	$(455,018)	$(462,746)
Loss from operations	(41,604)	(309,114)	(455,018)	(462,746)

Other income:
Interest earned on assets held in trust	466,574	918,206	1,064,650	1,827,338

Total other income	466,574	918,206	1,064,650	1,827,338

NET INCOME	$424,970	$609,092	$609,632	$1,364,592

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,995,733	6,900,000	4,573,377	6,900,000

Basic and diluted net income per ordinary shares subject to possible redemption	$0.07	$0.07	$0.09	$0.15

Basic and diluted weighted average shares outstanding, ordinary shares attributable to not subject to possible redemption	2,126,000	2,126,000	2,126,000	2,126,000
Basic and diluted net income per share, ordinary shares attributable to not subject to possible redemption	$0.07	$0.07	$0.09	$0.15

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three and Six Months Ended June 30, 2025
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2025	2,126,000	$213	$(1,476,823)	$(1,476,610)

Extension funds attributable to ordinary shares subject to redemption	-	-	(477,700)	(477,700)
Remeasurement of ordinary shares subject to possible redemption	-	-	(598,076)	(598,076)
Net income	-	-	184,662	184,662

Balance as of March 31, 2025	2,126,000	$213	$(2,367,937)	$(2,367,724)

Extension funds attributable to ordinary shares subject to redemption	-	-	(450,000)	(927,700)
Remeasurement of ordinary shares subject to possible redemption	-	-	(466,574)	(466,574)
Net income	-	-	424,970	424,970

Balance as of June 30, 2025	2,126,000	$213	$(2,895,541)	$(2,859,328)

	For The Three and Six Months Ended June 30, 2024
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2024	2,126,000	$213	$(134,337)	$(134,124)

Remeasurement of ordinary shares subject to possible redemption	-	-	(909,132)	(909,132)
Net income	-	-	755,500	755,500

Balance as of March 31, 2024	2,126,000	$213	$(287,969)	$(287,756)

Remeasurement of ordinary shares subject to possible redemption	-	-	(918,206)	(918,206)
Net income	-	-	609,092	609,092

Balance as of June 30, 2024	2,126,000	$213	$(597,083)	$(596,870)

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash flows from operating activities:
Net income	$609,632	$1,364,592
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in assets held in trust	(1,064,650)	(1,827,338)
Change in operating assets and liabilities:
Prepaid expenses	(40,324)	(46,840)
Due to a related company	60,000	51,803
Accrued expenses	9,583	34,571

Net cash used in operating activities	(425,759)	(423,212)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	31,265,500	-
Extension payments deposited in Trust Account	(927,700)	-

Net cash provided by investing activities	30,337,800	-

Cash flows from financing activities:
Proceeds from extension promissory note – related party	927,700	-
Advance from related party	399,689	-
Redemption of ordinary shares	(31,265,500)	-

Net cash used in financing activities	(29,938,111)	-

NET CHANGE IN CASH	(26,070)	(423,212)

CASH, BEGINNING OF PERIOD	28,208	580,717

CASH, END OF PERIOD	$2,138	$157,505

Non-cash investing and financing activities
Remeasurement of ordinary shares subject to possible redemption	$1,064,650	$1,827,338
Extension funds attributable to ordinary shares subject to redemption	$927,700	$-

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

As of June 30, 2025, the Company had not yet commenced any operations. All activities through June 30, 2025 related to the Company’s formation and the Initial Public Offering (as defined below). Since the Initial Public Offering, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and assets held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On June 19, 2024, the Company entered into a definitive Business Combination Agreement (the “Merger Agreement”) for a business combination with (i) United Hydrogen Group Inc., an exempted company incorporated with limited liability in the Cayman Islands (“United Hydrogen”), (ii) United Hydrogen Global Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), (iii) United Hydrogen Victor Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“First Merger Sub”); (iv) United Hydrogen Worldwide Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“Second Merger Sub” and, together with Pubco and First Merger Sub, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”); and (v) Aimei Investment Ltd, a Cayman Islands exempted company, in the capacity as, from and after the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the representative for the Company and its shareholders (the “Sponsor”).

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

As of the date of these unaudited financial statements issued, the Company has extended nine times by an additional one month each time, and so it now has until September 6, 2025 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and the Trustee, in order to extend the time available for the Company to consummate its initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account a monthly extension fee on or prior to the date of the applicable deadline. On December 11, 2024 and January 13, 2025, the Sponsor and United Hydrogen caused the first and second monthly extension fee of $227,700, respectively, to be deposited into the Trust Account, in order to extend the amount of available time to complete a business combination until February 6, 2025. On February 6, 2025, March 6, 2025, April 4, 2025, May 6, 2025, June 6, 2025, July 6, 2025 and August 6, 2025, the Sponsor and United Hydrogen caused the third through eighth monthly extension fee of $150,000, respectively, to be deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 6, 2025. The deposit of the first through nineth monthly extension fee is evidenced by an unsecured promissory note. The first and second monthly extension promissory notes are in the principal amount of $227,700 each, shared equally between the Sponsor and United Hydrogen ($113,850 each). The third through nineth monthly extension promissory notes are in the principal amount of $150,000, also shared equally between the Sponsor and United Hydrogen ($75,000 each).

Liquidity and Capital Resources

As of June 30, 2025, the Company had $2,138 in its bank account, $44,511,399 in its Trust Account and working capital deficit of $2,169,328.

The Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2025, there were no amounts outstanding under any Working Capital Loan.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and Article 8 of Regulation S-X. The unaudited financial statements as of June 30, 2025 should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the cash balance was $2,138 and $28,208, respectively.

Cash held in trust account

On July 16, 2024, the Company instructed their trust custodian to liquidate their positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of June 30, 2025 and December 31, 2024, all the assets held in the Trust Account were held in an interest-bearing demand deposit account. Interest earned is included in the interest earning on assets held in trust in the accompanying statements of operations. As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account was $44,511,399 and $73,784,549, respectively.

Ordinary shares subject to possible redemption

All of the 6,900,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, as of June 30, 2025 and December 31, 2024, 3,995,733 and 6,900,000 ordinary shares subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024 and no amounts were accrued for interest and penalties during the three and six months ended June 30, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there was no provision for income taxes for the three and six months ended June 30, 2025 and 2024.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net income	$609,632	$1,364,592

	For the three months ended June 30, 2025	For the three months ended June 30, 2024
Net income	$424,970	$609,092

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income	$416,170	$193,462	$1,043,174	$321,418

Denominators:
Weighted-average shares outstanding	4,573,377	2,126,000	6,900,000	2,126,000
Basic and diluted net income per share	$0.09	$0.09	$0.15	$0.15

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income	$277,383	$147,587	$465,625	$143,467

Denominators:
Weighted-average shares outstanding	3,995,733	2,126,000	6,900,000	2,126,000
Basic and diluted net income per share	$0.07	$0.07	$0.07	$0.07

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2025 and December 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2025 and December 31, 2024, no amount was not insured, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in trust account	$44,511,399	$44,511,399	$-	$-

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in trust account	$73,784,549	$73,784,549	$-	$-

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

Extensions Loan – Related Party

The Company will have to consummate a business combination by September 6, 2025. However, if the Company anticipates that it may not be able to consummate a business combination within 12 months, the Company may extend the period of time to consummate a business combination up to twelve times by an additional one month each time to complete a business combination. Pursuant to the terms of the Company’s memorandum and articles of association and the trust agreement entered into between the Company and the Trustee, both as amended, in order to extend the time available for the Company to consummate a business combination, the Sponsor its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination or at the lender’s discretion, converted upon consummation of the business combination into additional private units at a price of $10.00 per unit.

On each of December 11, 2024 and January 13, 2025, the Company issued an unsecured promissory note in the amount of $227,700 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 6, 2025. On February 6, 2025, the Company entered into the Trust Agreement Amendment to the Investment Management Trust Agreement with the Trustee. Pursuant to the Trust Agreement Amendment, the amount of funds to be deposited into the Trust Account in connection with the Extension, is adjusted from $0.033 per each share sold in its IPO (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension). On each of February 6, 2025, March 6, 2025, April 4, 2025, May 6, 2025, June 6, 2025, July 6, 2025 and August 6, 2025, the Company issue an unsecured promissory note in the amount of $150,000 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 6, 2025. These notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.  As of June 30, 2025 and December 31, 2024, the note payable balance was $1,205,400 and $227,700, respectively.

Working Capital Loan - Related Party

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional Private Units at a price of $10.00 per Unit. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025 and December 31, 2024, there was no amount outstanding under any Working Capital Loan.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Due to a related company

As of June 30, 2025 and December 31, 2024, the Company had a total amount due to related company of $699,469 and $289,780 from a related party, respectively, for the payment of costs related to general and administrative services, the Initial Public Offering and administrative services agreement. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

The Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. As of June 30, 2025 and December 31, 2024, the unpaid balance was $180,000 and $120,000, respectively, which is included in amount due to related company balance.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of June 30, 2025 and December 31, 2024, as a result of the closing of the Initial Public Offering and full exercise of the underwriters’ over-allotment option, there were 2,126,000 ordinary shares issued and outstanding, excluding 3,995,733 and 6,900,000 ordinary shares subject to possible redemption, respectively.

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

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On July 6, 2025, the Company issued an unsecured promissory note in an amount of $150,000 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 6, 2025.

On August 6, 2025, the Company issued an unsecured promissory note in an amount of $150,000 to the Sponsor and United Hydrogen, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 6, 2025.

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

Proposed United Hydrogen Business Combination

On June 19, 2024, Aimei Health entered into a definitive Business Combination Agreement (as amended on June 6, 2025, the “Merger Agreement”) for a business combination with (i) United Hydrogen Group Inc., an exempted company incorporated with limited liability in the Cayman Islands (“United Hydrogen”), (ii) United Hydrogen Global Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), (iii) United Hydrogen Victor Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco; (iv) United Hydrogen Worldwide Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco; and (v) Aimei Investment Ltd., a Cayman Islands exempted company, in the capacity as, from and after the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the representative for Aimei Health and its shareholders (the “Sponsor”). The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Closing, including: (i) by mutual written consent of Aimei Health and United Hydrogen; (ii) by either Aimei Health or United Hydrogen if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the mergers and the other transactions contemplated by the Merger Agreement; (iii) by either Aimei Health or United Hydrogen if any of the conditions to Closing have not been satisfied or waived by September 30, 2025; (iv) by either Aimei Health or United Hydrogen upon a material breach of any representations, warranties, covenants or other agreements set forth in the Merger Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 20 days’ following the receipt of notice from the non-breaching party and the Termination Date; (v) by either Aimei Health or United Hydrogen if the Aimei Health shareholder approval is not obtained at its shareholder meeting; (vi) by Aimei Health if the United Hydrogen shareholder approval is not obtained within ten (10) business days after the Registration Statement becomes effective; or (vii) by Aimei Health, if the Reorganization (as defined in the Merger Agreement) is not completed by December 31, 2024. The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on June 20, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to June 30, 2025 were organizational activities, those necessary to prepare for and conduct the IPO, and those required to identify and evaluate a target company for a business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and cash held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2025, we had net income of $609,632, which consisted of interest income earned on assets held in the Trust Account of $1,064,650, offset by formation and operational costs of $455,018. For the six months ended June 30, 2024, we had net income of $1,364,592, which consisted of dividend income earned on investments held in the Trust Account of $1,827,338, offset by formation and operational costs of $462,746. For the three months ended June 30, 2025, we had net income of $424,970, which consisted of interest income earned on assets held in the Trust Account of $466,574, offset by formation and operational costs of $41,604. For the three months ended June 30, 2024, we had net income of $609,092, which consisted of dividend income earned on investments held in the Trust Account of $918,206, offset by formation and operational costs of $309,114.

Liquidity and Capital Resources

As of June 30, 2025, we had $2,138 in our operating bank account, $44,511,399 in our Trust Account, and working capital deficit of approximately $2,169,328.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement (as defined below) held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in “Note 5—Related Party Transactions” in the notes to our financial statements). As of June 30, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, there were no critical accounting policies or estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.4	Rights Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.1	First Amendment to Business Combination Agreement dated as of June 6, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 11, 2025)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2025

Aimei Health Technology Co., Ltd

By:	/s/
Name:	Junheng Xie
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/
Name:	Heung Ming Wong
Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)

