Form 10-K/A
period 2024-12-31
Aimei Health Technology Co., Ltd.
filed 2025-08-26
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

i

EXPLANATORY NOTE

Aimei Health Technology Co., Ltd (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Original Filing,” as amended by this Amendment, the “Annual Report”), as a comprehensive amendment to amend and restate its disclosures included in the Original Filing to include risk factor disclosures and related discussions concerning the People’s Republic of China (“PRC”), in response to the SEC comment letter dated July 31, 2025.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and, accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

PART I

Item 1. Business.

In this Annual Report, references to the “SPAC,” “Aimei Health,” “Company” and to “we,” “us,” and “our” refer to Aimei Health Technology Co., Ltd.

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

We currently have till September 6, 2025 to consummate our initial business combination and thereafter, if we require additional time to consummate our initial business combination, our board of directors may extend the period of time to consummate a business combination up to 12 times, each by an additional one-month period (for a total of up to 24 months to complete a business combination), subject to the authorization by our board of directors and the deposit of additional funds into the Trust Account by the Sponsor or its affiliates or designees as described elsewhere in this Annual Report. In the event we are unable to consummate a business combination within the allotted time period, we will cease operations and liquidate the Trust Account and distribute the funds included therein to the holders of our securities sold in the IPO and dissolve.

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

On December 11, 2024 and January 13, 2025, the Sponsor and United Hydrogen caused the first and second monthly extension fee of $227,700 (equivalent to $0.033 per Public Share), respectively, to be deposited into the Trust Account in accordance with the terms set forth in the Trust Agreement, to extend the date by which the Company has to consummate a business combination from December 6, 2024 to February 6, 2025. On February 5, 2024, we held an extraordinary general meeting of shareholders, which approved the proposal by our board of directors to amend the monthly fee payable by the Sponsor and/or its designee into the Trust Account to extend the date by which we must consummate our initial business combination, from $0.033 per Public Share (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension). On February 6, 2025, March 6, 2025, April 4, 2025, May 6, 2025, June 6, 2025, July 6, 2025, and August 6, 2025, the Sponsor and United Hydrogen caused the third through nineth monthly extension fee of $150,000, respectively, to be deposited into the Trust Account, to further extend the deadline from February 6, 2024 to September 6, 2025. As of the date of this Annual Report, the deadline for completing of an initial business combination was extended to September 6, 2025 and the Sponsor currently intends to continue to deposit additional funds as described herein to further extend such deadline to up to 24 months from the closing of the IPO, to complete the initial business combination. However, there is no guarantee that the Sponsor or United Hydrogen will make such deposit timely or at all as described above.

Legal and Operational Risks Related to Potential Business Combinations with PRC-Based Companies

Our Chief Financial Officer is a citizen of Hong Kong. Additionally, one of our three independent directors, resides in China. As of the date of this Annual Report, we are seeking to consummate the Business Combination with United Hydrogen, which is a Cayman Islands exempted company that conducts substantially all of its operations through its PRC operating subsidiaries. If we do not consummate the Business Combination with United Hydrogen, we may consider a business combination with another entity or business with a physical presence or other significant ties to China, including Hong Kong and Macau, which may subject the post-business combination business to the laws, regulations and policies of China. Any alternative target we may consider for a business combination may conduct operations through subsidiaries in China. The legal and regulatory risks associated with doing business in China discussed in this report may make us a less attractive partner in an initial business combination than other special purpose acquisition companies that do not have any ties to China. As such, our ties to China may make it harder for us to complete an initial business combination with a target company without any such ties. In addition, we will not conduct a business combination with any target company that conducts operations through variable interest entities (“VIEs”), which are a series of contractual arrangements used to provide the economic benefits of foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. As a result, this may limit the pool of acquisition candidates we may acquire in the PRC, in particular, relative to other special purpose acquisition companies that are not subject to such restrictions, which could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC relative to such other companies.

If we consummate the proposed Business Combination with United Hydrogen, or if we consummate our initial business combination with another target business based in and primarily operating in the PRC, the combined company could be subject to certain legal and operational risks associated with or having the majority of post-business combination operations in China. PRC laws and regulations governing PRC based business operations are sometimes vague and uncertain, and as a result these risks may result in material changes in the operations of any post-business combination subsidiaries, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer, or continue to offer, our securities to investors, including investors in the United States. Over the past few years, the PRC government has adopted a series of regulatory actions and issued statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. These enacted measures, and new measures which may be implemented, could materially and adversely affect the operations of any post-business combination company which we may acquire as our initial business combination.

In addition, it is highly uncertain how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on a China-based target company’s daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. Additionally, if we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights. There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations which may have a material adverse impact on the value of our securities. If we enter into a business combination with a target business operating in China, cash proceeds raised from overseas financing activities, including the IPO, may be transferred by us to any future PRC subsidiaries via capital contribution or shareholder loans, as the case may be. All these risks could result in a material change in our or the target company’s post-combination operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

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

Over the past few years, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors. Please see those factors described under the heading “Risk Factors” in our filings with the SEC from time to time and the Registration Statement on Form F-4 (File Number 333-284430) filed by United Hydrogen Group Inc. with the SEC.

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

Please see those factors described under the heading “Risk Factors” in our filings with the SEC from time to time and the Registration Statement on Form F-4 (File Number 333-284430) filed by United Hydrogen Group Inc. with the SEC.

Each of our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination. For more information, see the section of this report entitled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

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

Transfers of Cash to and from our Post Business Combination Subsidiaries

As of the date of this Annual Report, we are seeking to consummate the Business Combination with United Hydrogen, which is a Cayman Islands exempted company that conducts substantially all of its operations through its PRC operating subsidiaries. There have not been any capital contributions or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions. If we consummate the proposed Business Combination with United Hydrogen, or if we consummate our initial business combination with another target business based in and primarily operating in the PRC, the combined company, whose securities will be listed on a U.S. stock exchange, may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations.

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

The PRC government also imposes controls on the conversion of the Renminbi (“RMB”), the legal currency of the PRC, into foreign currencies and the remittance of currencies out of the PRC. Our initial business combination target may be a PRC company with substantially all of its revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands post business combination, we may not be able to pay dividends in foreign currencies to our security-holders. Furthermore, if our target’s subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Cash dividends, if any, on our ordinary shares will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and, as a result, may be subject to PRC withholding tax at a rate of up to 10.0%.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of RMB into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC. Please see those factors described under the heading “Risk Factors” in our filings from time to time with the SEC and the Registration Statement on Form F-4 (File Number 333-284430) filed by United Hydrogen Group Inc. with the SEC.

Initial Business Combination

We currently have until September 6, 2025 (or up to 24 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in this report) to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

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

PRC Approvals

Below is a summary of potential PRC laws and regulations that could be interpreted by the in-charge PRC government authorities, namely, the CSRC, the CAC and their enforcement agencies, to require us to obtain permission or approval in order to issue securities to foreign investors in connection with a business combination or offer securities to foreign investors. We do not believe that any permission or approval is required under the PRC laws or regulations to offer securities to non-PRC investors. However, there is no assurance that such approval or permission will not be required under the PRC laws, regulations or policies if the relevant governmental authorities take a contrary position, nor can we predict whether or how long it will take to obtain such approval if so required.

CSRC Approval

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors adopted by six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce (the “SAMR”), the CSRC, and the SAFE in 2006 and amended in 2009, as well as some other regulations and rules concerning mergers and acquisitions (collectively, the “M&A Rules”) include provisions that purport to require that an offshore special purpose vehicle that is controlled by PRC domestic companies or individuals and that has been formed for the purpose of an overseas listing of securities through acquisitions of PRC domestic companies or assets to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published its approval procedures for overseas listings by special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles. While the application of the M&A Rules remains unclear, we believe that the CSRC approval would not be required in the context of a business combination because (1) the M&A Rules provide that the acquisition of the equity held by the shareholders of a “domestic company” (i.e., a non-foreign investment company) or the subscription for the new shares issued by a “domestic company” by the shareholders of an offshore special purpose vehicle with the equity of such offshore special purpose vehicle, or by the offshore special purpose vehicle with its new shares for the purpose of the overseas listing of such offshore special purpose vehicle, shall be subject to the approval of the CSRC; while we currently are a foreign-invested enterprise rather than a “domestic company” as defined under the M&A Rules, and (2) the CSRC currently has not issued any definitive rule or interpretation concerning whether a transaction of the kind contemplated herein is subject to the M&A Rules. However, uncertainties still exist as to how the M&A Rules will be interpreted and implemented.

On February 17, 2023, the CSRC promulgated the Trial Measures, which took effect on March 31, 2023. The Trial Measures supersede the prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

We believe we are not required to obtain approvals from any PRC government authorities, including the CSRC or the CAC, or any other government entity, to issue our securities to foreign investors and to list on a U.S. exchange or to search for a target company. As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities. However, applicable laws, regulations, or interpretations of the PRC may change or we could be mistaken about these rules applicability, and the relevant PRC government agencies could reach a different conclusion and may subject us to a stringent approval process from the relevant government entities in connection with the IPO, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC company. If the CSRC or the CAC, or any other governmental or regulatory body subsequently determines that its approval is needed for the IPO, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC, CAC and/or other PRC regulatory agencies. It is uncertain whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If approval is required in the future, including pursuant to the Trial Measures, and we are denied permission from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect our ability to complete a business combination in which case we may have to liquidate which would be adverse to the interests of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after the IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

On the other hand, although we are not required to obtain approvals from any PRC government authorities to issue our securities to foreign investors and to list on a U.S. exchange or to search for a target company, United Hydrogen, our current target in the proposed Business Combination, is required to complete filing procedures with the CSRC in connection with the consummation of the Business Combination and listing of Pubco’s ordinary shares, since United Hydrogen and its subsidiaries generated over 50% of each of their revenue, net income, total assets, and net assets from the PRC within the most recent completed fiscal year. United Hydrogen made the required filings under the Trial Measures with the CSRC on August 12, 2024. The CSRC has been reviewing United Hydrogen’s materials since August 12, 2024, and has required United Hydrogen to provide supplementary materials on several occasions. As of the date of this Annual Report, United Hydrogen has submitted supplementary materials in accordance with the CSRC’s requirements and is awaiting further review. Due to the uncertainties surrounding the timing and content of the CSRC’s review, United Hydrogen cannot predict the exact timing and the outcome of obtaining the CSRC filing notice. For more details, please refer to the Registration Statement on Form F-4, as amended (File Number 333-284430), which was initially filed with the SEC by United Hydrogen Group Inc. on January 23, 2024.

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

Extensions Loan — Related Party

On December 11, 2024 and January 13, 2025, the Sponsor and United Hydrogen caused the first and second monthly extension fee of $227,700 (equivalent to $0.033 per Public Share), respectively, to be deposited into the Trust Account, to extend the date by which we have to consummate a business combination from December 6, 2024 to February 6, 2025. On February 6, 2025, March 6, 2025, April 4, 2025, May 6, 2025, June 6, 2025, July 6, 2025, and August 6, 2025, the Sponsor and United Hydrogen caused the third through nineth monthly extension fee of $150,000, respectively, to be deposited into the Trust Account, to further extend the deadline from February 6, 2024 to September 6, 2025. The deposit of the first through nineth monthly extension fee is evidenced by an unsecured promissory note (each, a “Monthly Extension Promissory Note”). The first and second Monthly Extension Promissory Notes are in the principal amount of $227,700 each, shared equally between the Sponsor and United Hydrogen ($113,850 each). The third through nineth Monthly Extension Promissory Notes are in the principal amount of $150,000, also shared equally between the Sponsor and United Hydrogen ($75,000 each). Each Monthly Extension Promissory Note bears no interest and is payable in full upon the consummation of the Business Combination. The Sponsor and United Hydrogen have the right, but not the obligation, to convert the Monthly Extension Promissory Note, in whole or in part, into our private units, at a price of $10.00 per unit, each consisting of one ordinary share and one right to receive one-fifth (1/5) of one ordinary share of our Company, immediately prior to the consummation of the Business Combination, by providing us with written notices of their intention to convert the Monthly Extension Promissory Note at least two business days prior to the closing of the Business Combination. As of December 31, 2024 and 2023, the note payable balance was $227,700 and $0, respectively.

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

Aimei Health Technology Co., Ltd

Date: August 26, 2025	By:	/s/ Junheng Xie
	Name:	Junheng Xie
	Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ Junheng Xie	Chief Executive Officer and Director	August 26, 2025
Name: Junheng Xie	(Principal Executive Officer)

/s/ Heung Ming Wong	Chief Financial Officer and Director	August 26, 2025
Name: Heung Ming Wong	(Principal Accounting and Financial Officer)

/s/ Lin Bao	Director	August 26, 2025
Name: Lin Bao

/s/ Julianne Huh	Director	August 26, 2025
Name: Julianne Huh

/s/ Robin H. Karlsen	Director	August 26, 2025
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

