Form 10-K
period 2025-12-31
Aimei Health Technology Co., Ltd.
filed 2026-05-04
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

On June 30, 2025, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $44,552,423.

As of May 4, 2026, there were 3,166,332 ordinary shares, par value $0.0001 per share, issued and outstanding.

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

On December 6, 2023, we consummated our initial public offering (“IPO”) of 6,000,000 units (the “IPO Units”). Each IPO Unit consists of one ordinary share, $0.0001 par value (the “Ordinary Share”), and one right (“Right”) to receive one-fifth (1/5) of one Ordinary Share upon the consummation of an initial business combination. The IPO Units were sold at an offering price of $10.00 per IPO Unit, generating gross proceeds of $60,000,000. Pursuant to that certain underwriting agreement, dated December 1, 2023, we granted Spartan Capital Securities, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 900,000 units solely to cover over-allotments, if any (the “Option Units,” together with the IPO Units, the “Public Units”). Each Public Unit consists of one Ordinary Share (“Public Share”) and one right to receive one-fifth (1/5) of one Ordinary Share upon the consummation of an initial business combination (“Public Right”). Simultaneously with the consummation of the IPO, the underwriters exercised the over-allotment option in full, generating total proceeds of $9,000,000.

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

We initially had until December 6, 2024 to consummate our initial business combination (namely, within 12 months of the closing date of our IPO), with the option to extend up to 12 times, each by an additional one-month period (for a total of up to 24 months from the closing date of our IPO), if we require additional time to consummate our initial business combination, subject to the authorization by our board of directors and the deposit of additional funds into the Trust Account by the Sponsor or its affiliates or designees as described elsewhere in this Annual Report. On February 6, 2025, the Company executed an amendment to the Trust Agreement (as defined below), which revised the extension terms to allow up to 24 one-month extensions (for a total of up to 36 months from the closing date of our IPO to complete a business combination). In the event we are unable to consummate a business combination within the allotted time period, we will cease operations and liquidate the Trust Account and distribute the funds included therein to the holders of our securities sold in the IPO and dissolve.

Proposed Business Combination with United Hydrogen

On June 19, 2024, we entered into a definitive business combination agreement   (as amended, the “Business Combination Agreement”) for a business combination with (i) United Hydrogen Group Inc., an exempted company incorporated with limited liability in the Cayman Islands (“United Hydrogen”), (ii) United Hydrogen Global Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), (iii) United Hydrogen Victor Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (the “First Merger Sub”); (iv) United Hydrogen Worldwide Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (the “Second Merger Sub”); and (v) Aimei Investment Ltd., a Cayman Islands exempted company, in the capacity as, from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), the representative for our Company and our shareholders.

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

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Closing, including: (i) by mutual written consent of our Company and United Hydrogen; (ii) by either us or United Hydrogen if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the mergers and the other transactions contemplated by the Business Combination Agreement; (iii) by either us or United Hydrogen if any of the conditions to Closing have not been satisfied or waived by September 30, 2025, or such other date as may be extended pursuant to the Business Combination Agreement (the “Termination Date”); (iv) by either us or United Hydrogen upon a material breach of any representations, warranties, covenants or other agreements set forth in the Business Combination Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 20 days’ following the receipt of notice from the non-breaching party and the Termination Date; (v) by either us or United Hydrogen if our shareholder approval is not obtained at our shareholder meeting; (vi) by us if the United Hydrogen shareholder approval is not obtained within ten (10) business days after the Registration Statement becomes effective; or (vii) by us, if the Reorganization is not completed by December 31, 2024.

Extraordinary General Meeting Approving the Business Combination

On November 6, 2025, we held an extraordinary general meeting of shareholders, at which the shareholders approved the Board’s proposal to enter into the Business Combination with United Hydrogen, together with certain related proposals. In addition, on January 23, 2024, United Hydrogen initially filed a Registration Statement on Form F-4 (File No. 333-284430) with the SEC in connection with the proposed Business Combination, which was declared effective on September 26, 2025. While we continue to use our best efforts to complete the Business Combination as soon as practicable, the Board determined that completion of the Business Combination remains subject, among other conditions, to United Hydrogen obtaining required approvals from the CSRC, which are currently pending. The CSRC has been reviewing United Hydrogen’s materials since August 12, 2024, and has required United Hydrogen to provide supplementary materials on several occasions. See “Item 1. Business – Initial Business Combination – CSRC Approval.” As of the date of this Annual Report, United Hydrogen has submitted supplementary materials in accordance with the CSRC’s requirements and is awaiting further review. As of the date of this Annual Report, we currently expect to close the Business Combination by May 2026, subject to the satisfaction of customary closing conditions. See “Item 1. Business – Proposed Business Combination with United Hydrogen – Conditions to Closing.”

Extension of Deadline to Complete Initial Business Combination

Our currently effective amended and restated memorandum and articles of association provides that we have 12 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board of directors if requested by the Sponsor, extend the period of time to consummate a business combination up to 24 times, each by an additional one month, for a total of up to 36 months to complete a business combination, subject to the sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement dated December 1, 2023 entered into between us and Continental Stock Transfer & Trust Company (the “Trust Agreement”), in order for the time available for us to consummate our initial business combination to be extended, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account an monthly extension fee of an amount equal to an amount equal to the lesser of (i) $80,000 for all outstanding Public Shares and (ii) $0.033 for each outstanding Public Share (for each monthly extension), on or prior to the date of the applicable deadline for each extension. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Shareholders will not be granted any right to approve or disapprove any such monthly extension, or redeem their securities in connection with any decision by us to extend the time frame to complete a business combination from 12 months to up to 36 months.

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

On December 11, 2024 and January 13, 2025, the Sponsor and United Hydrogen caused the first and second then-applicable monthly extension fee of $227,700 (equivalent to $0.033 per Public Share), respectively, to be deposited into the Trust Account in accordance with the terms set forth in the Trust Agreement, to extend the date by which the Company has to consummate a business combination from December 6, 2024 to February 6, 2025. On February 5, 2025, we held an extraordinary general meeting of shareholders, which approved the proposal by our board of directors to amend the monthly fee payable by the Sponsor and/or its designee into the Trust Account to extend the date by which we must consummate our initial business combination, from $0.033 per Public Share (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension). On February 6, 2025, March 6, 2025, April 4, 2025, May 6, 2025, June 6, 2025, July 6, 2025, August 6, 2025, September 5, 2025, October 8, 2025, and November 4, 2025, the Sponsor and United Hydrogen caused the third through twelfth monthly extension fee of $150,000, respectively, to be deposited into the Trust Account, to further extend the deadline from February 6, 2025 to December 6, 2025. On November 26, 2025, we held an extraordinary general meeting of shareholders, which approved the proposal by our board of directors to amend the monthly fee payable by the Sponsor and/or its designee into the Trust Account to extend the date by which we must consummate our initial business combination, from $150,000 for all outstanding Public Shares (for each monthly extension) to an amount equal to an amount equal to the lesser of (i) $80,000 for all outstanding Public Shares and (ii) $0.033 for each outstanding Public Share (for each monthly extension). On December 5, 2025, January 5, 2026, February 12, 2026, March 4, 2026, and April 7, 2026, the Sponsor and United Hydrogen caused the thirteenth through seventeenth monthly extension fee of $34,330.96, respectively, to be deposited into the Trust Account, to further extend the deadline from December 6, 2025 to May 6, 2026. As of the date of this Annual Report, the deadline for completing an initial business combination was extended to May 6, 2026 and the Sponsor currently intends to continue to deposit additional funds as described herein to further extend such deadline to up to 36 months from the closing of the IPO, to complete the initial business combination. However, there is no guarantee that the Sponsor or United Hydrogen will make such deposit timely or at all as described above.

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

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

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

Initial Business Combination

We currently have until May 6, 2026 (or up to 36 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in this report) to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

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

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial business combination, we may be forced to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months from the closing of the IPO (or up to 36 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in this report) in order to be able to receive a pro rata share of the trust account.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

We have a period of 12 months from the closing of our IPO to consummate our initial business combination and thereafter, if we require additional time to consummate our initial business combination, our board of directors may extend the period of time to consummate a business combination up to 24 times, each by an additional one-month period (for a total of up to 36 months to complete a business combination), subject to the authorization by our board of directors and the deposit of additional funds into the Trust Account by the Sponsor or its affiliates or designees as described elsewhere in this Annual Report. If we are unable to consummate our initial business combination within the allotted time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the Trust Account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the Trust Account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item. However, the following is a partial list of material risks, uncertainties, and other factors that could have a material effect on us and our operations:

Geopolitical conflicts involving Iran, military actions in the Middle East, and the war in Ukraine may adversely affect global economic conditions and cause significant volatility in the trading price of our ordinary shares.

The heightened military conflict involving the United States, Israel, and Iran, as well as broader instability in the Middle East, has contributed to significant volatility in global financial and energy markets. Disruptions to strategic airspaces and critical maritime routes, including the Strait of Hormuz and the Red Sea, have increased uncertainty in global trade and led to fluctuations in commodity prices, including oil and gas. The ongoing disruptions caused by these military actions, and the potential for further escalation, could result in protracted and severe damage to the global economy and investment climate.

Furthermore, the continuing war in Ukraine and the resulting sanctions levied by the United States, the European Union, and other nations against Russia continue to impact global financial markets. The extent and duration of these military actions in the Middle East and Eastern Europe, as well as the resulting sanctions and market disruptions, are impossible to predict but are expected to remain substantial.

Geopolitical instability may also increase regulatory scrutiny, disrupt cross-border transactions, delay governmental approvals, or negatively affect investor sentiment toward transactions involving foreign operations, including those with connections to Asia. Because we are a special purpose acquisition company with no operating business, our ability to consummate an initial business combination depends significantly on market conditions, regulatory approvals, the availability of financing, and overall investor sentiment. Such developments could delay or impede the consummation of our proposed Business Combination or any alternative transaction.

Such geopolitical instability often leads to broad sell-offs in the equity markets and heightened investor sensitivity to risk. Consequently, these developments may materially and adversely affect the market price of our ordinary shares, regardless of our actual operating performance. As we do not currently operate a revenue-generating business, the trading price of our ordinary shares is particularly sensitive to external market developments and transaction-related uncertainties. We cannot predict the ultimate progress or outcome of these situations, and any prolonged unrest or intensified military activities could have a material adverse effect on the global economy, which in turn could negatively impact our financial condition and the value of our securities.

Our securities may be suspended or delisted from Nasdaq and could trade on the over-the-counter (“OTC”) market, which could materially reduce liquidity and the value of our securities.

We are required to consummate our initial business combination within the time period provided in our amended and restated memorandum and articles of association. As of the date of this Annual Report, the deadline for completing our initial business combination has been extended to May 6, 2026, and may be further extended, up to a maximum of 36 months from the closing of our initial public offering (or December 6, 2026), subject to the Sponsor depositing the required monthly extension fees into the Trust Account.

Although our shareholders have approved the proposed Business Combination with United Hydrogen and the Registration Statement on Form F-4 (File No. 333-284430) filed with the SEC in connection therewith has been declared effective, the closing of the Business Combination remains subject to certain conditions, including the receipt of the required filing notice from the CSRC by United Hydrogen, which receipt remains pending as of the date of this Annual Report. There can be no assurance that such filing notice will be obtained on a timely basis, or at all, or that all other closing conditions will be satisfied before the applicable deadline. If we fail to complete our initial business combination within the required time period, we will be required to cease operations except for the purpose of winding up, redeem the Public Shares, and liquidate the Trust Account. In such event, the rights included in our Units would expire worthless, and holders of our ordinary shares would receive only their pro rata portion of the funds held in the Trust Account, which may be less than the market price at which such securities are then trading.

As we approach the deadline for consummating a business combination, we may also face increased risk that Nasdaq determines that continued listing of our securities is no longer appropriate. If Nasdaq were to suspend or delist our securities, whether due to our failure to complete a business combination within the permitted timeframe, failure to meet continued listing standards, prolonged uncertainty regarding our business combination, or otherwise, our securities could become quoted on the OTC market. Trading on the OTC market is often characterized by significantly reduced liquidity, limited analyst coverage, reduced market maker participation, wider bid-ask spreads, and greater price volatility. Many institutional investors are restricted from investing in OTC securities, which could further reduce demand for our securities. As a result, the market price of our securities could decline significantly, and shareholders may find it more difficult to sell their securities. Any suspension, delisting, or transition to OTC trading could also impair our ability to raise additional capital, complete a business combination, or otherwise execute our business strategy, and could materially and adversely affect the value of our securities.

Ongoing uncertainty and delay in obtaining CSRC approval for the proposed Business Combination, together with the limited time remaining to complete an alternative transaction, may prevent us from consummating a business combination before our outside date and could result in our liquidation.

The consummation of the proposed Business Combination with United Hydrogen is conditioned upon, among other things, the completion of filing procedures with, and receipt of the required filing notice from, the CSRC pursuant to the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”). United Hydrogen submitted the required filing materials to the CSRC on August 12, 2024. Since that time, the CSRC has requested supplementary materials on multiple occasions, and United Hydrogen has responded accordingly. As of the date of this Annual Report, the CSRC review remains ongoing. There is no statutory deadline by which the CSRC must complete its review or issue a filing notice, and the timing and outcome of such review remain uncertain. The CSRC may require additional supplementary materials, impose conditions, delay its review, or ultimately decline to issue the required filing notice. The review process is outside our control, and we cannot predict whether or when the required filing notice will be obtained.

We are required to consummate our initial business combination within the time period provided in our amended and restated memorandum and articles of association, which may be extended up to a maximum of 36 months from the closing of our initial public offering, subject to the Sponsor depositing the required monthly extension fees into the Trust Account. If the required CSRC filing notice is not obtained in a timely manner, the proposed Business Combination may not be completed before our deadline for consummating a business combination. If the proposed Business Combination is not consummated, we would need to identify, negotiate, and complete an alternative initial business combination within the remaining time available to us, if any. Given the time required to source and evaluate potential targets, conduct due diligence, negotiate definitive agreements, prepare and file required disclosure documents with the SEC, obtain shareholder approval, and satisfy applicable regulatory and closing conditions, it may be impracticable to complete an alternative transaction before the applicable deadline, particularly if significant time has already elapsed due to regulatory review of the current transaction. If we are unable to consummate an initial business combination within the permitted time period, we will be required to cease operations except for the purpose of winding up, redeem the Public Shares, and liquidate the Trust Account. In such event, our public rights would expire worthless, and our Founder Shares and private placement securities would also become worthless. Accordingly, delay or failure in obtaining the required CSRC filing notice could materially and adversely affect our ability to complete a business combination and may ultimately result in our liquidation.

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

Item 2. Properties.

Our executive offices are located at 10 East 53rd Street, Suite 3001, New York, NY 10022, and our telephone number is 86-13758131392.

The Sponsor has agreed, commencing from the date that our securities were first listed on the Nasdaq Global Market (“Nasdaq”), through the earlier of our consummation of an initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, utilities, and administrative services, as we may require from time to time. We have agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 36 months, for such administrative services. As of December 31, 2025, the unpaid balance was $240,000, which was included in amount due to related party balance.

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

Holders of Record

As of May 4, 2026, there were 3,166,332 ordinary shares issued and outstanding held by nine shareholders of record, and there were 1,905,000 ordinary shares issued and outstanding held by the Sponsor. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On November 6, 2025, we held an extraordinary general meeting of shareholders, at which the shareholders approved the Board’s proposal to enter into the Business Combination with United Hydrogen, together with certain related proposals. In addition, on January 23, 2024, United Hydrogen initially filed a Registration Statement on Form F-4 (File No. 333-284430) with the SEC in connection with the proposed Business Combination, which was declared effective on September 26, 2025. While we continue to use our best efforts to complete the Business Combination as soon as practicable, the Board determined that completion of the Business Combination remains subject, among other conditions, to United Hydrogen obtaining required approvals from the CSRC, which are currently pending. The CSRC has been reviewing United Hydrogen’s materials since August 12, 2024, and has required United Hydrogen to provide supplementary materials on several occasions. See “Item 1. Business – Initial Business Combination – CSRC Approval.” As of the date of this Annual Report, United Hydrogen has submitted supplementary materials in accordance with the CSRC’s requirements and is awaiting further review. As of the date of this Annual Report, we currently expect to close the Business Combination by May 2026, subject to the satisfaction of customary closing conditions. See “Item 1. Business – Proposed Business Combination with United Hydrogen – Conditions to Closing.”

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to December 31, 2025 were organizational activities, those necessary to prepare for and conduct the IPO, and those required to identify and evaluate a target company for a business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in the Trust Account established for the benefit of our public shareholders, from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $1,059,768, which consisted of interest earned on cash held in the Trust Account of $1,895,527, offset by general, administrative and operational costs of $835,759.

For the year ended December 31, 2024, we had a net income of $2,552,215, which consisted of interest earned on cash held in the Trust Account of $3,617,001, offset by general, administrative and operational costs of $1,064,786.

Liquidity and Capital Resources

As of December 31, 2025, we had $2,929 in our operating bank account, $12,100,110 in our Trust Account, and working capital deficit of approximately $3,368,731.

Our liquidity has been satisfied through the net proceeds from the consummation of our IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans (as defined in “Note 5—Related Party Transactions” in the notes to our financial statements). As of December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

Over the period of time to complete a business combination, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the Public Shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that our plans to consummate a business combination will be successful by the applicable deadline to complete a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, there were no critical accounting policies or estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weakness in our internal controls as a result of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board of directors upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

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

Changes in Internal Control Over Financial Reporting

No changes occurred in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers.

Name	Age	Title
Junheng Xie	37	Chief Executive Officer, Secretary, and Director
Heung Ming Wong	56	Chief Financial Officer and Director
Lin Bao	52	Independent Director
Dr. Julianne Huh	57	Independent Director
Robin H. Karlsen	33	Independent Director

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

Heung Ming Wong, CFO, and Director

Heung Ming Wong has served as our Chief Financial Officer and Director since May 2023. Mr. Wong has also served as an independent non-executive director of six other listed companies, including (i) Nature Wood Group Limited (Nasdaq: NWGL) since September 2023; (ii) E-Home Household Service Holdings Ltd. (Nasdaq: EJH) since March 2023; (iii) Ostin Technology Group Co., Ltd. (Nasdaq: OST) since April 2022; (iv) Helens International Holdings Company Limited (HKG: 9869) since August 2021; (v) Baiyu Holdings Inc. (formerly known as TD Holdings, Inc.) (Nasdaq: BYU) since April 2021; and (vi) Raffles Interior Limited (HKG: 1376) since March 2020. In addition, Mr. Wong served as an independent non-executive director of Sansheng Holdings (Group) Co. Ltd. (HKG: 2183) from August 2022 to December 2023. From November 2010 to April 2023, Mr. Wong was an independent non-executive director of Shifang Holding Limited (HKG: 1831). From July 2022 to November 2023, Mr. Wong was the independent non-executive director of REDEX Pte. Ltd. Mr. Wong has over 30 years of experience in finance, accounting, internal controls, and corporate governance in Singapore, China, and Hong Kong. In the PRC and Hong Kong, Mr. Wong has helped a number of companies listed in overseas stock exchanges, including those in the United States and Hong Kong. From May 2020 to March 2021, Mr. Wong served as the chief financial officer of Meten Holding Group Ltd. (Nasdaq: METX). Mr. Wong has also served as chief financial officer and senior finance executive of various companies, including Frontier Services Group Limited (HKG: 0500) from April 2017 to September 2018, and Beijing Oriental Yuhong Waterproof Technology Co., Ltd., a leading waterproof materials manufacturer in the PRC and a company listed on China’s Shenzhen Stock Exchange (SHE: 2271) from May 2014 to August 2015. Mr. Wong began his career in an international accounting firm and moved along in audit fields by taking some senior positions both in internal and external audits including being a senior manager and a manager in PricewaterhouseCoopers, Beijing office and Deloitte Touche Tohmatsu, Hong Kong, respectively. Mr. Wong graduated from the City University of Hong Kong in 1993 with a bachelor’s degree in Accounting and obtained a master’s degree in Electronic Commerce from the Open University of Hong Kong in 2003. He is a fellow member of the association of Chartered Certified Accountants and the Hong Kong institute of Certified Public Accountants and a member of the Hong Kong Institute of Certified Internal Auditor. We believe that Mr. Wong is qualified to serve on our board of directors due to his extensive experience as an independent non-executive director as well as his more than 30 years’ experience in finance, accounting, internal control, and corporate governance.

Lin Bao, Independent Director

Lin Bao has served as one of our independent directors since November 2023. Ms. Bao is a citizen of Canada and a resident of the PRC. Ms. Bao has over 16 years of experience in accounting and auditing. She has served as the chief financial officer of Jayud Global Logistics Limited, a China-based end-to-end supply chain solution provider with a focus on providing cross-border logistics services, since October 2022. She has served as an independent director of SunCar Technology Group Inc. since May 2023 and as an independent director of Cetus Capital Acquisition Corp. since February 2023. From April 2020 to September 2022, she served as the chief financial officer of Eagsen, Inc., a vehicle communication and entertainment system provider. Before Eagsen, Inc. was established, Ms. Bao served as Chief Financial Officer of Shanghai Eagsen Intelligent Co., Ltd. from November 2019 to March 2020. From February 2018 to August 2019, Ms. Bao served as chief financial officer of Jufeel International Group., a biotech company that cultivates, produces, develops, and sells raw aloe vera and aloe vera based consumer products in China. From October 2015 to January 2018, Ms. Bao worked as an independent consultant to provide accounting advisory services for China-based companies. Ms. Bao began her career in accounting at Ernst & Young LLP Toronto, where she served from January 2005 to May 2008 as a senior accountant. Ms. Bao received a bachelor’s degree in Accountancy from Concordia University in 2004, and a bachelor’s degree in Japanese from the Beijing Second Foreign Language Institute in 1994. Ms. Bao is a Certified Public Accountant in the United States, and she is also a Canadian Chartered Professional Accountant and a Hong Kong Certified Public Accountant. We believe that Ms. Bao is qualified to serve on our board of directors due to her experience as an independent director for a special purpose acquisition company, her extensive experience as a chief financial officer for several companies, as well as her more than 16 years’ experience in accounting and auditing.

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

Robin H. Karlsen, Independent Director

Robin H. Karlsen has served as one of our independent directors since November 2023. Mr. Karlsen is a citizen of Norway and a resident of Singapore. Since February 2022, Mr. Karlsen has been serving as President of ROHKA Pte. Ltd. Since June 2022, Mr. Karlsen has also been serving as a partner of AYA Land Development Ltd. His main responsibility in both companies is strategic consultancy for real estate investments From December 2018 to February 2022, Mr. Karlsen served as the investment director of PIK International, where he oversaw the identification and investments of real estate assets in Asia. From June 2016 to November 2018, Mr. Karlsen served as business development manager of CFLD International Pte. Ltd, where he was involved in business development in Asia, Middle East and Africa for industry city development. In June 2016, Mr. Karlsen received his master’s degree in Real Estate Finance and Investment from The University of Hong Kong. In May 2015, Mr. Karlsen received his bachelor’s degree in Urban Studies from University College of London Bartlett School of Planning. We believe that Mr. Karlsen is well-qualified to serve as a member of our board of directors due to his extensive cross-border business experience., as well as his network of contacts and relationships.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity/company name		Entity’s Business/industry		Affiliation/Position (e.g. CEO/CFO/ Director/Managing Director/Chairman/ Chairperson)
Junheng Xie	●	Hangzhou Aiwoba Network Technology Co., Ltd.	●	Health and Wellness	●	CEO

	●	Hangzhou Junlin Health Management Consulting Co., Ltd.	●	Health and Wellness	●	Founder

Heung Ming Wong	●	E-Home Household Service Holding Ltd.	●	Housekeeping Services	●	Independent Director

	●	Sansheng Holdings (Group) Co. Ltd.	●	Home Builder	●	Independent Director

	●	Ostin Technology Group Co., Ltd.	●	Monitor panel manufacturing	●	Independent Director

	●	Helens International Holdings Company Limited	●	Beverage	●	Independent Director

	●	TD Holdings, Inc.	●	Mine resources online trading	●	Independent Director

	●	Raffles Interiors Limited	●	Interior Decoration	●	Independent Director

Julianne Huh	●	OneMedNet Corporation	●	Healthcare	●	Independent Director

Robin H. Karlsen	●	ROHKA Pte. Ltd.	●	Strategic Consultancy	●	President

	●	AYA Land Development Corp.	●	Real Estate Developer	●	Partner

Lin Bao	●	Jayud Global Logistics Limited	●	Supply chain solution provider	●	CFO

	●	Cetus Capital Acquisition Corp.	●	SPAC	●	Independent Director

	●	SunCar Technology Group Inc.	●	Digitalized automotive after-sales	●	Independent Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of our ordinary shares beneficially owned, as of May 4, 2026 by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of May 4, 2026, we had 3,166,332 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to the ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares
Junheng Xie	—	—
Heung Ming Wong	42,000	1.33
Lin Bao	20,000	*
Julianne Huh	20,000	*
Robin H. Karlsen	20,000	*
Juan Fernandez Pascual(3)	50,000	1.58

All officers and directors as a group	152,000	4.80%
(6 individuals)

Holders of 5% or more:
Aimei Investment Ltd (4)	1,905,000	60.16%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is 10 East 53rd Street, Suite 3001, New York, NY 10022

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding private rights, as such shares are not issuable within 60 days of the date of this Annual Report.

(3)	On April 15, 2024, Juan Fernandez Pascual resigned as chief executive officer, secretary, and director of our Company, effective immediately. On April 19, 2024, our board or directors appointed Junheng Xie as our chief executive officer, secretary, and director with effect from April 15, 2024.

(4)	Represents shares held by Aimei Investment Ltd, our Sponsor. Ms. Huang Han, who is the sole shareholder and director of the Sponsor, has voting and dispositive power over the shares held of record by our Sponsor. The business address of Aimei Investment Ltd is Ogier Global (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman, KY1-9009, George Town, Cayman Islands.

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

Extensions Loan — Related Party

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

During the year ended December 31, 2025 and 2024, the Company entered into monthly extension loans with its Sponsor for $1,012,031 and $113,850, respectively, and United Hydrogen for $1,012,031 and $113,850, respectively; these funds are deposited into the Trust Account in order to extend the time available to complete a business combination. These loans are non-interest bearing, payable upon the closing of a business combination, and convertible at the lender’s discretion, upon consummation of the business combination, into additional private units at a price of $10.00 per unit. As of December 31, 2025 and 2024, the extension loan balances were $2,024,062 and $227,700, respectively.

Administrative Services Arrangement

The Sponsor has agreed, commencing from the date that our securities were first listed on Nasdaq, through the earlier of our consummation of an initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, utilities, and administrative services, as we may require from time to time. We have agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 36 months, for such administrative services. As of December 31, 2025 and 2024, the unpaid balance was $240,000 and $120,000, respectively, which was included in amount due to related party balance.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor, the affiliates of the Sponsor, or our officers and directors may, but are not obligated to, make loans from time to time to us to fund certain capital requirements (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional private units at a price of $10.00 per unit. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025 and 2024, there were no amounts outstanding under any Working Capital Loans.

Due to Related Company

As of December 31, 2025 and 2024, the Company had a total amount due to a related company of $899,601 and $289,780, from a related party, respectively, for the payment of costs related to general and administrative services, the Initial Public Offering, and administrative services agreement. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees billed by MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our required filings with the SEC for the years ended December 31, 2025 and 2024 totaled $130,000 and $160,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for consultations concerning financial accounting and reporting standards for the years ended December 31, 2025 and 2024.

Tax Fees. We did not pay MaloneBailey for tax planning and tax advice for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay MaloneBailey for other services for the years ended December 31, 2025 and 2024.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 1, 2023, by and between the Registrant and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
2.1	Business Combination Agreement dated June 19, 2024 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
3.2	Form of Director’s Certificate certifying the special resolution passed by the Registrant at the Extraordinary General Meeting (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 7, 2025)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)

4.4	Rights Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Registrant on March 25, 2024)
10.1	Letter Agreement, dated December 1, 2023, among the Registrant and the Registrant’s officers, directors and Initial Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.2	Investment Management Trust Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.3	First Amendment to the Investment Management Trust Agreement, dated February 6, 2025, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 7, 2025)
10.4	Registration Rights Agreements, dated December 1, 2023, by and between the Registrant and Initial Stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.5	Indemnity Agreements, dated December 1, 2023, by and among the Registrant and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.6	Subscription Agreement, dated December 1, 2023, by and between the Registrant and Aimei Investment Ltd (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.7	Administrative Service Agreement, dated December 1, 2023, by and between the Registrant and Aimei Investment Ltd (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 6, 2023)
10.8	Form of Promissory Note issued to Sponsor (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
10.9	Form of Seller Shareholder Support Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
10.10	Founder Support Agreement, dated June 19, 2024 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed by the Registrant on March 28, 2025)
10.11	Form of Seller Lock-Up Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
10.12	Form of Founder Amended and Restated Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on June 20, 2024)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
21.1^	List of Subsidiaries
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on March 25, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

^	Not applicable
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimei Health Technology Co., Ltd

Date: May 4, 2026	By:	/s/ Junheng Xie
	Name:	Junheng Xie
	Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ Junheng Xie	Chief Executive Officer and Director	May 4, 2026
Name: Junheng Xie	(Principal Executive Officer)

/s/ Heung Ming Wong	Chief Financial Officer and Director	May 4, 2026
Name: Heung Ming Wong	(Principal Accounting and Financial Officer)

/s/ Lin Bao	Director	May 4, 2026
Name: Lin Bao

/s/ Julianne Huh	Director	May 4, 2026
Name: Julianne Huh

/s/ Robin H. Karlsen	Director	May 4, 2026
Name: Robin H. Karlsen

AIMEI HEALTH TECHNOLOGY CO., LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aimei Health Technology Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aimei Health Technology Co., Ltd. (the “Company”) as of December 31, 2025 and 2024 , and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

May 4, 2026

AIMEI HEALTH TECHNOLOGY CO., LTD

BALANCE SHEETS

	As of December 31,
	2025	2024

ASSETS
Current assets:
Cash	$2,929	$28,208
Prepaid expenses	-	2,176
Total current assets	2,929	30,384
Cash held in Trust Account	12,100,110	73,784,549

TOTAL ASSETS	$12,103,039	$73,814,933

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$447,997	$299,514
Extension loans – related party	2,024,062	227,700
Due to a related company	899,601	289,780
Total current liabilities	3,371,660	816,994

Deferred underwriter fee payable	690,000	690,000

TOTAL LIABILITIES	4,061,660	1,506,994

Commitments and contingencies (Note 7)
Ordinary shares, subject to possible redemption. 1,040,332 and 6,900,000 shares issued and outstanding at redemption value of $11.63 and $10.69 as of December 31, 2025 and 2024, respectively	12,100,110	73,784,549

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 and 2,126,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively (excluding 1,040,332 and 6,900,000 shares subject to possible redemption, respectively)	213	213
Accumulated deficit	(4,058,944)	(1,476,823)

Total shareholders’ deficit	(4,058,731)	(1,476,610)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$12,103,039	$73,814,933

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

General, administrative and operational costs	$(835,759)	$(1,064,786)
Loss from operations	(835,759)	(1,064,786)

Other income:
Interest earned on cash held in trust	1,895,527	3,617,001

Total other income, net	1,895,527	3,617,001

NET INCOME	$1,059,768	$2,552,215

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,047,369	6,900,000

Basic and diluted net income per ordinary share subject to possible redemption	$0.17	$0.28

Basic and diluted weighted average shares outstanding, ordinary shares attributable to not subject to possible redemption	2,126,000	2,126,000
Basic and diluted net income per share, ordinary shares attributable to not subject to possible redemption	$0.17	$0.28

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2025
	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of December 31, 2024	2,126,000	$213	$-	$(1,476,823)	$(1,476,610)

Extension funds attributable to ordinary shares subject to redemption	-	-	-	(1,746,362)	(1,746,362)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(1,895,527)	(1,895,527)
Net income	-	-	-	1,059,768	1,059,768

Balance as of December 31, 2025	2,126,000	$213	$-	$(4,058,944)	$(4,058,731)

	For the Year Ended December 31, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of December 31, 2023	2,126,000	$213	$-	$(134,337)	$(134,124)

Extension funds attributable to ordinary shares subject to redemption	-	-	-	(277,700)	(277,700)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(3,617,001)	(3,617,001)
Net income	-	-	-	2,552,215	2,552,215

Balance as of December 31, 2024	2,126,000	$213	$-	$(1,476,823)	$(1,476,610)

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,059,768	2,552,215
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in trust	(1,895,527)	(3,617,001)
Change in operating assets and liabilities:
Prepaid expenses	2,176	(2,176)
Due to a related company	120,000	120,000
Accrued expenses	148,483	274,673

Net cash used in operating activities	(565,100)	(672,289)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	65,326,328	-
Extension payments deposited in Trust Account	(1,746,362)	(277,700)

Net cash provided by (used in) investing activities	63,579,966	(277,700)

Cash flows from financing activities:
Proceeds from extension promissory note – related party	1,746,362	277,700
Advance from related party	539,821	119,780
Redemption of ordinary shares	(65,326,328)	-

Net cash provided by (used in) financing activities	(63,040,145)	397,480

NET CHANGE IN CASH	(25,279)	(552,509)

CASH, BEGINNING OF YEAR	28,208	580,717

CASH, END OF YEAR	$2,929	28,208

Non-cash investing and financing activities
Remeasurement of ordinary shares subject to possible redemption	$1,895,527	$3,617,001
Extension funds attributable to ordinary shares subject to redemption	$1,746,362	$277,700

The accompanying notes are an integral part of these financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS BACKGROUND AND GOING CONCERN

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

As of December 31, 2025, the Company had not yet commenced any operations. All activities through December 31, 2025 related to the Company’s formation and the Initial Public Offering (as defined below). Since the Initial Public Offering, the Company’s activity has been limited to the costs incurred in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, is subject to all of the risks associated with early stage and emerging growth companies.

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

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 332,000 units (the “Private Units”) to the Sponsor at a price of $10.00 per Unit, generating total gross proceeds of $3,320,000 (the “Private Placement”) (see Note 4).

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

On February 6, 2025, the Company entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (“Trustee”). Pursuant to the Trust Agreement Amendment, the amount of funds to be deposited into the trust account managed by the Trustee (the “Trust Account”) in connection with extending the timeframe within which the Company must consummate its initial business combination (“Extension”), is adjusted from $0.033 per each share sold in its IPO (the “Public Share”) (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension).

On December 2, 2025, the Company entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (“Trustee”). Pursuant to the Trust Agreement Amendment, the amount of funds to be deposited into the trust account managed by the Trustee (the “Trust Account”) in connection with extending the timeframe within which the Company must consummate its initial business combination (“Extension”), is adjusted from $150,000 for all outstanding ordinary shares sold in its IPO (the “Public Shares”) (for each monthly extension), to an amount equal to the lesser of (i) $80,000 for all outstanding Public Shares and (ii) $0.033 for each outstanding Public Share for each monthly extension.

On December 2, 2025, in connection with the approval of the Article Amendment Proposal and the Trust Agreement Amendment Proposal at the Extraordinary General Meeting, 2,955,401 shares were redeemed by certain shareholders at a price of approximately $11.52 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of approximately $34.06 million.

The Company has exercised multiple one-month extensions to extend the time to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and the Trustee, in order to extend the time available for the Company to consummate its initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account a monthly extension fee on or prior to the date of the applicable deadline. During the years ended December 31, 2025 and 2024, the Sponsor and United Hydrogen funded a series of monthly extension payments to the Trust Account in order to extend the period available to consummate a business combination. The extension payments are funded by unsecured, non-interest-bearing convertible extension loans issued by the Company (see Note 5).

Liquidity and Capital Resources

As of December 31, 2025, the Company had $2,929 in its bank account, $12,100,110 in its Trust Account and working capital deficit of $3,368,731.

The Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2025, there were no amounts outstanding under any Working Capital Loan.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares, and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a business combination will be successful by the Combination Deadline. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the cash balance was $2,929 and $28,208, respectively.

Cash held in trust account

On July 16, 2024, the Company instructed its trust custodian to liquidate its positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of December 31, 2025 and 2024, all the cash held in the Trust Account was held in an interest-bearing demand deposit account. Interest earned is included in the interest earned on cash held in trust in the accompanying statements of operations. As of December 31, 2025 and 2024, the cash held in the Trust Account was $12,100,110 and $73,784,549, respectively.

Ordinary shares subject to possible redemption

All of the 6,900,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity,” conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, as of December 31, 2025 and 2024, 1,040,332 and 6,900,000 ordinary shares subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and 2024 and no amounts were accrued for interest and penalties during the years ended December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there was no provision for income taxes for the years ended December 31, 2025 and 2024, respectively.

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the rights issued in connection with the Initial Public Offering and rights issued as components of the Private Units (the “Private Rights”) since the issuance of shares underlying the rights is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Net income including accretion of carrying value to redemption value	$1,059,768	$2,552,215

	For the Year ended		For the Year ended
	December 31, 2025		December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income	$694,802	$364,966	$1,951,062	$601,153
Denominators:
Weighted-average shares outstanding	4,047,369	2,126,000	6,900,000	2,126,000
Basic and diluted net income per share	$0.17	$0.17	$0.28	$0.28

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2025 and 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in trust account	$12,100,110	$12,100,110	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in trust account	$73,784,549	$73,784,549	$-	$-

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

Recently issued accounting standards

Management does not believe that any recently issued, or recently issued but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

On December 6, 2023, the Company consummated its Initial Public Offering of 6,900,000 Units (including the issuance of 900,000 Units as a result of the underwriter’s full exercise of its over-allotment option), at $10.00 per Unit, generating gross proceeds of $69,000,000. Each Unit consists of one ordinary share and one right (“Public Right”). Each Public Right entitles the holder to receive one-fifth (1/5) of one ordinary share upon consummation of the Company’s initial business combination, so the holder must hold rights in multiples of five in order to receive shares for all of the rights upon closing of a business combination.

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 332,000 Private Units at a price of $10.00 per Private Unit ($3,320,000 in the aggregate).

The proceeds from the sale of the Private Units were added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering except that Private Units (including the Private Rights) are not transferable, assignable or saleable until the completion of the Company’s initial business combination except to permitted transferees. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Rights will expire worthless.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

Prior to the Initial Public Offering, the Company issued an aggregate of 50,000 ordinary shares of $1.00 par value each to Han Huang. On May 11, 2023, Han Huang transferred those ordinary shares to the Sponsor, and on May 15, 2023, the Sponsor resolved to sub-divide the ordinary shares of $1.00 par value each into ordinary shares of $0.0001 par value each, and as such the Sponsor held 500,000,000 ordinary shares of $0.0001 each. On May 15, 2023, the directors resolved to repurchase 498,562,500 ordinary shares from the Sponsor, the repurchase resulting in the Sponsor holding 1,437,500 ordinary shares. On May 25, 2023, 1,437,500 founder shares were issued to the Sponsor (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) pursuant to a securities subscription agreement, and the 1,437,500 ordinary shares previously held by the Sponsor were repurchased by the Company; the shares have been retroactively adjusted. On October 20, 2023, the Company capitalized an amount equal to $28.75 standing to the credit of the share premium account and appropriated such sum and applied it on behalf of the Sponsor towards paying up in full (as to the full par value of $0.0001 per founder share) 287,500 unissued ordinary shares of $0.0001 par value and allotted such shares credited as fully paid to the Sponsor, resulting in 1,725,000 ordinary shares being issued and outstanding. 225,000 shares of such ordinary shares are not subject to forfeiture as the underwriters’ over-allotment was exercised in full. The initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities).

Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign, or sell their founder shares until six months after the date of the consummation of the Company’s initial business combination or earlier if, subsequent to the initial business combination, the Company consummates a subsequent liquidation, merger, share exchange, or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities, or other property.

Extensions Loan – Related Party

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

During the years ended December 31, 2025 and 2024, the Company entered into monthly extension loans with its Sponsor for $1,012,031 and $113,850, respectively, and United Hydrogen for $1,012,031 and $113,850, respectively; these funds were deposited into the Trust Account in order to extend the time available to complete a business combination. These loans are non-interest-bearing, payable upon the closing of a business combination, and convertible, at the lender’s discretion, upon consummation of the business combination, into additional private units at a price of $10.00 per unit. As of December 31, 2025 and 2024, the extension loan balances were $2,024,062 and $227,700, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional Private Units at a price of $10.00 per Unit. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025 and 2024, there was no amount outstanding under any Working Capital Loan.

Due to a related company

As of December 31, 2025 and 2024, the Company had a total amount due to related company of $899,601 and $289,780, respectively, for the payment of costs related to general and administrative services. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

The Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities, and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. As of December 31, 2025 and 2024, the unpaid balance was $240,000 and $120,000, respectively, which is included in the amount due to related company balance. This agreement expired on December 31, 2025, and is no longer in effect; the Sponsor is providing office space to the Company free of charge.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

During the year ended December 31, 2025, 5,859,668 ordinary shares were redeemed for approximately $65.33 million. There were no ordinary shares redeemed in the year ended December 31, 2024.

As of December 31, 2025 and 2024, there were 2,126,000 ordinary shares issued and outstanding, excluding 1,040,332 and 6,900,000 ordinary shares subject to possible redemption, respectively.

Rights

Each holder of a right will receive one-fifth (1/5) of one ordinary share upon consummation of a business combination, even if the holder of such right redeemed all shares held by it in connection with a business combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive one-fifth (1/5) of one share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Representative Shares

The Company issued 69,000 ordinary shares to the representative (and/or its designees) (the “representative shares”) as part of representative compensation as the underwriters exercised their over-allotment option in full. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering, nor may they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons, or affiliates.

Underwriter Agreement

The underwriters purchased 900,000 additional Units to cover over-allotments.

The underwriters were entitled to a cash underwriting discount of two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $1,380,000, as the underwriters’ over-allotment was exercised in full. In addition, the underwriters are entitled to a deferred fee of one percent (1.0%) of the gross proceeds of the Initial Public Offering, or $690,000, as the underwriters’ over-allotment was exercised in full, upon closing of the business combination. The deferred fee will be paid in cash upon the closing of a business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company paid the representative of the underwriters, at the closing of the Initial Public Offering, 1.00% of the gross proceeds in the Company’s ordinary shares, or 69,000 ordinary shares, as the underwriters’ over-allotment was exercised in full.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include general and administrative expenses and interest earned on cash held in the Trust Account which are included in the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash held in the Trust Account and general and administrative expenses. The CODM reviews interest earned on cash held in the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain, and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date through the date the financial statements were issued.

Subsequent to December 31, 2025, the Company entered into monthly extension loans with its Sponsor for $17,165 and United Hydrogen for $17,165 each month, which are deposited into the Trust Account in order to extend the time available to complete a business combination through January 5, 2026, February 12, 2026, March 4, 2026, April 7, 2026 and May 7, 2026. These loans are non-interest-bearing, payable upon the closing of a business combination, and convertible, at the lender’s discretion, upon consummation of the business combination, into additional private units at a price of $10.00 per unit.

