Form 10-Q
period 2026-03-31
Aimei Health Technology Co., Ltd.
filed 2026-06-16
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of June 16, 2026, there were 3,166,332 ordinary shares of the Company issued and outstanding.

Aimei Health Technology Co., Ltd

Form 10-Q

For the Quarterly Period Ended March 31, 2026

i

AIMEI HEALTH TECHNOLOGY CO., LTD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED BALANCE SHEETS

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash	$18,516	$2,929
Prepaid expenses	191	-
Total current assets	18,707	2,929
Cash held in Trust Account	12,276,196	12,100,110

TOTAL ASSETS	$12,294,903	$12,103,039

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$435,559	$447,997
Extension loans – related party	2,092,724	2,024,062
Due to a related company	989,801	899,601
Total current liabilities	3,518,084	3,371,660

Deferred underwriter fee payable	690,000	690,000

TOTAL LIABILITIES	4,208,084	4,061,660

Commitments and contingencies (Note 7)
Ordinary shares, subject to possible redemption. 1,040,332 shares issued and outstanding at redemption value of $11.80 and $11.63 as of March 31, 2026 and December 31, 2025, respectively	12,276,196	12,100,110

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (excluding 1,040,332 shares subject to possible redemption)	213	213
Accumulated deficit	(4,189,590)	(4,058,944)

Total shareholders’ deficit	(4,189,377)	(4,058,731)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$12,294,903	$12,103,039

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months Ended March 31, 2026	For the three months Ended March 31, 2025

General, administrative and operational costs	$(61,984)	$(413,414)
Loss from operations	(61,984)	(413,414)

Other income:
Interest earned on cash held in trust	107,424	598,076

Total other income, net	107,424	598,076

NET INCOME	$45,440	$184,662

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,040,332	5,157,440

Basic and diluted net income per ordinary shares subject to possible redemption	$0.01	$0.03

Basic and diluted weighted average shares outstanding, ordinary shares attributable to not subject to possible redemption	2,126,000	2,126,000
Basic and diluted net income per share, ordinary shares attributable to not subject to possible redemption	$0.01	$0.03

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three Months Ended March 31, 2026
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2026	2,126,000	$213	$(4,058,944)	$(4,058,731)

Extension funds attributable to ordinary shares subject to redemption	-	-	(68,662)	(68,662)
Remeasurement of ordinary shares subject to possible redemption	-	-	(107,424)	(107,424)
Net income	-	-	45,440	45,440

Balance as of March 31, 2026	2,126,000	$213	$(4,189,590)	$(4,189,377)

	For The Three Months Ended March 31, 2025
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2025	2,126,000	$213	$(1,476,823)	$(1,476,610)

Extension funds attributable to ordinary shares subject to redemption	-	-	(477,700)	(477,700)
Remeasurement of ordinary shares subject to possible redemption	-	-	(598,076)	(598,076)
Net income	-	-	184,662	184,662

Balance as of March 31, 2025	2,126,000	$213	$(2,367,937)	$(2,367,724)

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities:
Net income	$45,440	$184,662
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in trust	(107,424)	(598,076)
Change in operating assets and liabilities:
Prepaid expenses	(191)	1,499
Due to a related company	-	30,000
Accrued expenses	(12,438)	157,906

Net cash used in operating activities	(74,613)	(224,009)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	-	31,265,500
Extension payments deposited in Trust Account	(68,662)	(477,700)

Net cash (used in) provided by investing activities	(68,662)	30,787,800

Cash flows from financing activities:
Proceeds from extension promissory note – related party	68,662	477,700
Advance from related party	90,200	203,146
Redemption of ordinary shares	-	(31,265,500)

Net cash provided by (used in) financing activities	158,862	(30,584,654)

NET CHANGE IN CASH	15,587	(20,863)

CASH, BEGINNING OF PERIOD	2,929	28,808

CASH, END OF PERIOD	$18,516	$7,345

Non-cash investing and financing activities
Remeasurement of ordinary shares subject to possible redemption	$107,424	$598,076
Extension funds attributable to ordinary shares subject to redemption	$68,662	$477,700

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

As of March 31, 2026, the Company had not yet commenced any operations. All activities through March 31, 2026 related to the Company’s formation and the Initial Public Offering (as defined below). Since the Initial Public Offering, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On February 5, 2025, in connection with the stockholders vote at an extraordinary general meeting of the Company, 2,904,267 shares were redeemed by certain shareholders at a price of approximately $10.77 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of approximately $31.27 million.

On February 6, 2025, the Company entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement with Continental Stock Transfer & Trusts Company (the “Trustee”). Pursuant to the Trust Agreement Amendment, the amount of funds to be deposited into the Trust Account in connection with extending the timeframe within which the Company must consummate its initial business combination, is adjusted from $0.033 per Public Share (for each monthly extension) to an amount equal to $150,000 for all outstanding Public Shares (for each monthly extension).

On December 2, 2025, the Company entered into a second amendment (the “Second Trust Agreement Amendment”) to the Second Investment Management Trust Agreement with the Trustee. Pursuant to the Second Trust Agreement Amendment, the amount of funds to be deposited into the Trust Account in connection with extending the timeframe within which the Company must consummate its initial business combination, is adjusted from $150,000 for all outstanding Public Shares (for each monthly extension), to an amount equal to the lesser of (i) $80,000 for all outstanding Public Shares and (ii) $0.033 for each outstanding Public Share for each monthly extension.

In connection with the approval of an article amendment proposal and a trust agreement amendment proposal at an extraordinary general meeting held on November 26, 2025, 2,955,401 shares were redeemed by certain shareholders at a price of approximately $11.52 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of approximately $34.06 million.

The Company has exercised multiple one-month extensions to extend the time to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and the Trustee, in order to extend the time available for the Company to consummate its initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account a monthly extension fee on or prior to the date of the applicable deadline. During the three months ended March 31, 2026 and 2025, the Sponsor and United Hydrogen funded a series of monthly extension payments to the Trust Account in order to extend the period available to consummate a business combination. The extension payments are funded by unsecured, non-interest-bearing convertible extension loans issued by the Company (see note 5).

Liquidity and Capital Resources

As of March 31, 2026, the Company had $18,516 cash in its bank account, $12,276,196 cash in its Trust Account and working capital deficit of $3,499,377.

The Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2026, there were no amounts outstanding under any Working Capital Loan.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that the Company’s plans to consummate a business combination will be successful by July 6, 2026 (“the Combination Deadline”). The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and Article 8 of Regulation S-X. The unaudited financial statements as of March 31, 2026 should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the cash balance was $18,516 and $2,929, respectively.

Cash held in trust account

On July 16, 2024, the Company instructed their trust custodian to liquidate their positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of March 31, 2026 and December 31, 2025, all the cash held in the Trust Account were held in an interest-bearing demand deposit account. Interest earned is included in the interest earned on cash held in trust in the accompanying unaudited statements of operations. As of March 31, 2026 and December 31, 2025, the cash held in the Trust Account was $12,276,196 and $12,100,110, respectively.

Ordinary shares subject to possible redemption

All of the 6,900,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, as of March 31, 2026 and December 31, 2025, 1,040,332 ordinary shares subject to possible redemption at the redemption amount, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025 and no amounts were accrued for interest and penalties during the three months ended March 31, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there was no provision for income taxes for three months ended March 31, 2026 and 2025, respectively.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net income including accretion of carrying value to redemption value	$45,440	$184,662

	For the Three Months Ended		For the Three Months Ended
	March 31, 2026		March 31, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income	$14,930	$30,510	$130,760	$53,902
Denominators:
Weighted-average shares outstanding	1,040,332	2,126,000	5,157,040	2,126,000
Basic and diluted net income per share	$0.01	$0.01	$0.03	$0.03

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2026 and December 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in trust account	$12,276,196	$12,276,196	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in trust account	$12,100,110	$12,100,110	$-	$-

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

During the three months ended March 31, 2026 and 2025, the Company entered into monthly extension loans with its Sponsor for $34,331 and $238,850, receptively, and United Hydrogen for $34,331 and $238,850, respectively; these funds are deposited into the Trust Account in order to extend the time available to complete a business combination. These loans are non-interest bearing, payable upon the closing of a business combination, and convertible at the lender’s discretion, upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of March 31, 2026 and December 31, 2025, the extension loan balances was $2,092,724 and $2,024,062, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional Private Units at a price of $10.00 per Unit. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there was no amount outstanding under any Working Capital Loan.

Due to a related company

As of March 31, 2026 and December 31, 2025, the Company had a total amount due to related company of $989,801 and $899,601, respectively, for the payment of costs related to general and administrative services. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

The Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. As of March 31, 2026 and December 31, 2025, the unpaid balance was $240,000, which is included in amount due to related company balance. This agreement expired on December 31, 2025 and is no longer in effect, the Sponsor is currently providing office space to the Company free of charge.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

There were no ordinary shares redeemed in the three months ended March 31, 2026. During the year ended December 31, 2025, 5,859,668 ordinary shares were redeemed for approximately $65.33 million.

As of March 31, 2026 and December 31, 2025, there were 2,126,000 ordinary shares issued and outstanding, excluding 1,040,332 ordinary shares subject to possible redemption.

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

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes general and administrative expenses and interest earned on assets held in Trust Account which are included in the accompanying unaudited statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash held in Trust Account and general and administrative expenses. The CODM reviews earned on assets held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date through the date the unaudited financial statements were issued.

Subsequent to March 31, 2026, the Company entered into monthly extension loans with its Sponsor for $17,165 and United Hydrogen for $17,165, these funds were deposited into the Trust account in order to extend the time available to complete a business combination through April 6, 2026, May 6, 2026, June 6, 2026 and July 6, 2026. These loans are non-interest bearing, payable upon the closing of a business combination, and convertible at the lender’s discretion, upon consummation of the business combination into additional private units at a price of $10.00 per unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “Aimei Health,” or the “Company” refer to Aimei Health Technology Co., Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Aimei Investment Ltd., a Cayman Islands exempted company with limited liability. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance, or results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering (“IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Proposed United Hydrogen Business Combination

On June 19, 2024, Aimei Health entered into a definitive Business Combination Agreement (as amended on June 6, 2025, the “Merger Agreement”) for a business combination with (i) United Hydrogen Group Inc., an exempted company incorporated with limited liability in the Cayman Islands (“United Hydrogen”), (ii) United Hydrogen Global Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), (iii) United Hydrogen Victor Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco, (iv) United Hydrogen Worldwide Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco, and (v) Aimei Investment Ltd., a Cayman Islands exempted company, in the capacity as, from and after the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the representative for Aimei Health and its shareholders (the “Sponsor”). The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Closing, including: (i) by mutual written consent of Aimei Health and United Hydrogen; (ii) by either Aimei Health or United Hydrogen if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal, or otherwise prohibits the mergers and the other transactions contemplated by the Merger Agreement; (iii) by either Aimei Health or United Hydrogen if any of the conditions to Closing have not been satisfied or waived by September 30, 2025; (iv) by either Aimei Health or United Hydrogen upon a material breach of any representations, warranties, covenants, or other agreements set forth in the Merger Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 20 days following the receipt of notice from the non-breaching party and the Termination Date; (v) by either Aimei Health or United Hydrogen if the Aimei Health shareholder approval is not obtained at its shareholder meeting; (vi) by Aimei Health if the United Hydrogen shareholder approval is not obtained within ten (10) business days after the Registration Statement becomes effective; or (vii) by Aimei Health, if the Reorganization (as defined in the Merger Agreement) is not completed by December 31, 2024. The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on June 20, 2024.

On November 6, 2025, the Company convened an extraordinary general meeting of shareholders, at which Aimei Health’s shareholders approved the proposed business combination with United Hydrogen. In addition, on January 23, 2025, United Hydrogen initially filed a Registration Statement on Form F-4 (File No. 333-284430) with the SEC in connection with the proposed business combination, which was declared effective on September 26, 2025. While the Company continues to use its best efforts to complete the proposed business combination as soon as practicable, the completion of the business combination remains subject, among other conditions, to United Hydrogen obtaining required approvals from the China Securities Regulatory Commission (the “CSRC”), which are currently pending. The CSRC has been reviewing United Hydrogen’s materials since August 12, 2024, and has required United Hydrogen to provide supplementary materials on several occasions. As of the date of this Quarterly Report, the Company expects to close the business combination in late 2026, subject to the satisfaction of customary closing conditions.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to March 31, 2026 were organizational activities, those necessary to prepare for and conduct the IPO, and those required to identify and evaluate a target company for a business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in the Trust Account established for the benefit of our public shareholders, from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $45,440, which consisted of interest income earned on assets held in the Trust Account of $107,424, partially offset by formation and operational costs of $61,984.

For the three months ended March 31, 2025, we had net income of $184,662, which consisted of interest income earned on assets held in the Trust Account of $598,076, partially offset by formation and operational costs of $413,414.

Liquidity and Capital Resources

As of March 31, 2026, we had $18,516 in our operating bank account, $12,276,196 in our Trust Account, and working capital deficit of approximately $3,499,377.

Our liquidity has been satisfied through the net proceeds from the consummation of our IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans (as defined in “Note 5—Related Party Transactions” in the notes to our financial statements). As of March 31, 2026, there were no amounts outstanding under the Working Capital Loans.

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

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that the Company’s plans to consummate a business combination will be successful by the Combination Deadline. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2026, there were no critical accounting policies or estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 7, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed by the Registrant on July 24, 2023)
4.4	Rights Agreement, dated December 1, 2023, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on December 7, 2023)
10.1	First Amendment to Business Combination Agreement dated as of June 6, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 11, 2025)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 16, 2026

Aimei Health Technology Co., Ltd

By:	/s/ Junheng Xie
Name:	Junheng Xie
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Heung Ming Wong
Name:	Heung Ming Wong
Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)

