Form 10-Q
period 2026-06-30
Aimei Health Technology Co., Ltd.
filed 2026-08-13
CIK 1979005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 3,166,332 ordinary shares of the Company issued and outstanding.

Aimei Health Technology Co., Ltd

Form 10-Q

For the Quarterly Period Ended June 30, 2026

i

AIMEI HEALTH TECHNOLOGY CO., LTD

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED BALANCE SHEETS

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash	$1,466	$2,929
Prepaid expenses	42,500	-
Total current assets	43,966	2,929
Cash held in Trust Account	12,488,393	12,100,110

TOTAL ASSETS	$12,532,359	$12,103,039

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$513,316	$447,997
Extension loans – related party	2,195,717	2,024,062
Due to a related company	1,129,651	899,601
Total current liabilities	3,838,684	3,371,660

Deferred underwriter fee payable	690,000	690,000

TOTAL LIABILITIES	4,528,684	4,061,660

Commitments and contingencies (Note 7)
Ordinary shares, subject to possible redemption. 1,040,332 shares issued and outstanding at redemption value of $12.00 and $11.63 as of June 30, 2026 and December 31, 2025, respectively	12,488,393	12,100,110

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,126,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (excluding 1,040,332 shares subject to possible redemption)	213	213
Accumulated deficit	(4,484,931)	(4,058,944)

Total shareholders’ deficit	(4,484,718)	(4,058,731)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$12,532,359	$12,103,039

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

General, administrative and operational costs	$(192,348)	$(41,604)	$(254,332)	$(455,018)
Loss from operations	(192,348)	(41,604)	(254,332)	(455,018)

Other income:
Interest earned on cash held in trust	109,204	466,574	216,628	1,064,650

Total other income, net	109,204	466,574	216,628	1,064,650

NET (LOSS) INCOME	$(83,144)	$424,970	$(37,704)	$609,632

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,040,332	3,995,733	1,040,332	4,573,377

Basic and diluted net (loss) income per ordinary shares subject to possible redemption	$(0.03)	$0.07	$(0.01)	$0.09

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	2,126,000	2,126,000	2,126,000	2,126,000
Basic and diluted net (loss) income per share, ordinary shares not subject to possible redemption	$(0.03)	$0.07	$(0.01)	$0.09

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2026
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2026	2,126,000	$213	$(4,058,944)	$(4,058,731)

Extension funds attributable to ordinary shares subject to redemption	-	-	(68,662)	(68,662)
Remeasurement of ordinary shares subject to possible redemption	-	-	(107,424)	(107,424)
Net income	-	-	45,440	45,440

Balance as of March 31, 2026	2,126,000	$213	$(4,189,590)	$(4,189,377)

Extension funds attributable to ordinary shares subject to redemption	-	-	(102,993)	(102,993)
Remeasurement of ordinary shares subject to possible redemption	-	-	(109,204)	(109,204)
Net loss	-	-	(83,144)	(83,144)

Balance as of June 30, 2026	2,126,000	$213	$(4,484,931)	$(4,484,718)

	For the Three and Six Months Ended June 30, 2025
				Total
	Ordinary shares		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2025	2,126,000	$213	$(1,476,823)	$(1,476,610)

Extension funds attributable to ordinary shares subject to redemption	-	-	(477,700)	(477,700)
Remeasurement of ordinary shares subject to possible redemption	-	-	(598,076)	(598,076)
Net income	-	-	184,662	184,662

Balance as of March 31, 2025	2,126,000	$213	$(2,367,937)	$(2,367,724)

Extension funds attributable to ordinary shares subject to redemption	-	-	(450,000)	(450,000)
Remeasurement of ordinary shares subject to possible redemption	-	-	(466,574)	(466,574)
Net income	-	-	424,970	424,970

Balance as of June 30, 2025	2,126,000	$213	$(2,859,541)	$(2,859,328)

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flows from operating activities:
Net (loss) income	$(37,704)	$609,632
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in trust	(216,628)	(1,064,650)
Change in operating assets and liabilities:
Prepaid expenses	(42,500)	(40,324)
Due to a related company	-	60,000
Accrued expenses	65,319	9,583

Net cash used in operating activities	(231,513)	(425,759)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	-	31,265,500
Extension payments deposited in Trust Account	(171,655)	(927,700)

Net cash (used in) provided by investing activities	(171,655)	30,337,800

Cash flows from financing activities:
Proceeds from extension loans – related party	171,655	927,700
Advance from related party	230,050	399,689
Redemption of ordinary shares	-	(31,265,500)

Net cash provided by (used in) financing activities	401,705	(29,938,111)

NET CHANGE IN CASH	(1,463)	(26,070)

CASH, BEGINNING OF PERIOD	2,929	28,208

CASH, END OF PERIOD	$1,466	$2,138

Non-cash investing and financing activities
Remeasurement of ordinary shares subject to possible redemption	$216,628	$1,064,650
Extension funds attributable to ordinary shares subject to redemption	$171,655	$927,700

The accompanying notes are an integral part of these unaudited financial statements.

AIMEI HEALTH TECHNOLOGY CO., LTD

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Aimei Health Technology Co., Ltd. (the “Company”) is a blank check company incorporated in the Cayman Islands on April 27, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities. Although there is no restriction or limitation on the industry in which its target operates, the Company intends to pursue prospective targets focused on healthcare innovation. The Company anticipates targeting what are traditionally known as “small cap” companies domiciled in North America, Europe, and/or the Asia Pacific regions that are developing assets in the biopharmaceutical, medical technology/medical device, and diagnostics space, which aligns with its management team’s experience in operating healthcare companies and in drug and device technology development, as well as diagnostic and other services.

As of June 30, 2026, the Company had not yet commenced any operations. All activities through June 30, 2026 were related to the Company’s formation and the Initial Public Offering (as defined below). Since the Initial Public Offering, the Company’s activity has been limited to costs incurred in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company initially had 12 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination by up to 12 additional months through 12 one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a business combination. On November 26, 2025, the Company held an extraordinary general meeting of shareholders at which the shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination from 24 months to 36 months after the closing of the Initial Public Offering (i.e., December 6, 2026) (the “Combination Period”), subject to the Sponsor depositing the required monthly extension fees into the Trust Account. If the Company is unable to complete a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of ordinary shares and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) First Merger Sub will merge with and into United Hydrogen (the “First Merger”), whereby the separate existence of First Merger Sub will cease, and United Hydrogen will be the surviving corporation of the First Merger and become a wholly-owned subsidiary of Pubco; and (ii) following confirmation of the effective filing of the First Merger, and as part of the same overall transaction as the First Merger, Second Merger Sub will merge with and into the Company (the “Second Merger”, and together with the First Merger, the “Mergers”), whereby the separate existence of Second Merger Sub will cease, and the Company will be the surviving corporation of the Second Merger as a wholly-owned subsidiary of Pubco.

On February 5, 2025, in connection with the shareholders’ vote at an extraordinary general meeting of the Company, 2,904,267 shares were redeemed by certain shareholders at a price of approximately $10.77 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of approximately $31.27 million.

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

On July 7, 2026, the Company delivered to United Hydrogen a notice of termination of the Business Combination Agreement, effective the same day. As a result, the Business Combination Agreement terminated in accordance with its terms, and the proposed business combination contemplated by the Business Combination Agreement will not be consummated.

The Company has exercised multiple one-month extensions to extend the time to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and the Trustee, in order to extend the time available for the Company to consummate its initial business combination, the Company’s insiders or their affiliates or designees must deposit into the Trust Account a monthly extension fee on or prior to the date of the applicable deadline. During the six months ended June 30, 2026 and 2025, the Sponsor and United Hydrogen funded a series of monthly extension payments to the Trust Account in order to extend the period available to consummate a business combination. The extension payments are funded by unsecured, non-interest-bearing convertible extension loans issued by the Company (see Note 5).

Liquidity and Capital Resources

As of June 30, 2026, the Company had $1,466 in its bank account, $12,488,393 in the Trust Account and a working capital deficit of $3,794,718.

The Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2026, there were no amounts outstanding under any Working Capital Loan.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares, and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and Article 8 of Regulation S-X. The unaudited financial statements as of June 30, 2026 should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the cash balance was $1,466 and $2,929, respectively.

Cash held in trust account

As of June 30, 2026 and December 31, 2025, all the cash held in the Trust Account were held in an interest-bearing demand deposit account. Interest earned is included in the interest earned on cash held in trust in the accompanying unaudited statements of operations. As of June 30, 2026 and December 31, 2025, the cash held in the Trust Account was $12,488,393 and $12,100,110, respectively.

Ordinary shares subject to possible redemption

All of the 6,900,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, as of June 30, 2026 and December 31, 2025, 1,040,332 ordinary shares subject to possible redemption at the redemption amount, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025 and no amounts were accrued for interest and penalties during the three and six months ended June 30, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there was no provision for income taxes for three and six months ended June 30, 2026 and 2025, respectively.

Net (loss) income per share

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted net (loss) income per share does not consider the effect of the rights issued in connection with the Initial Public Offering and rights issued as components of the Private Units (the “Private Rights”) since the issuance of shares underlying the rights is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Net (loss) income	$(37,704)	$609,632

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Net (loss) income	$(83,144)	$424,970

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net (loss) income	$(12,388)	$(25,316)	$416,170	$193,462

Denominators:
Weighted-average shares outstanding	1,040,332	2,126,000	4,573,377	2,126,000
Basic and diluted net (loss) income per share	$(0.01)	$(0.01)	$0.09	$0.09

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net (loss) income	$(27,318)	$(55,826)	$277,383	$147,587

Denominators:
Weighted-average shares outstanding	1,040,332	2,126,000	3,995,733	2,126,000
Basic and diluted net (loss) income per share	$(0.03)	$(0.03)	$0.07	$0.07

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2026 and December 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

Prior to the Initial Public Offering, the Company issued an aggregate of 50,000 ordinary shares of $1.00 par value each to Han Huang. On May 11, 2023, Han Huang transferred those ordinary shares to the Sponsor and on May 15, 2023, the Sponsor resolved to sub-divide the ordinary shares of $1.00 par value each into ordinary shares of $0.0001 par value each and as such the Sponsor held 500,000,000 ordinary shares of $0.0001 each. On May 15, 2023, the directors resolved to repurchase 498,562,500 ordinary shares from the Sponsor, the repurchase resulting in the Sponsor holding 1,437,500 ordinary shares. On May 25, 2023, 1,437,500 founder shares were issued to the Sponsor (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) pursuant to a securities subscription agreement and the 1,437,500 ordinary shares previously held by the Sponsor were repurchased by the company, the shares have been retroactively adjusted. On October 20, 2023, the Company capitalized an amount equal to $28.75 standing to the credit of the share premium account and appropriated such sum and applied it on behalf of the Sponsor towards paying up in full (as to the full par value of $0.0001 per founder share) 287,500 unissued ordinary shares of $0.0001 par value and allotted such shares credited as fully paid to the Sponsor, resulting in 1,725,000 ordinary shares being issued and outstanding. 225,000 shares of such ordinary shares are not subject to forfeiture as the underwriters’ over-allotment was exercised in full. The initial shareholders collectively owned approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities).

Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of the Company’s initial business combination or earlier if, subsequent to initial business combination, the Company consummated a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Extension Loans – Related Party

Pursuant to the amended and restated memorandum and articles of association of the Company then in effect, if the Company anticipates that it may not be able to consummate a business combination within 12 months of the closing of the IPO, the Company may extend the period of time to consummate a business combination up to 24 times by an additional one month each time to complete a business combination. Pursuant to the terms of the Company’s memorandum and articles of association and the trust agreement entered into between the Company and the Trustee, both as amended, in order to extend the time available for the Company to consummate a business combination, the Sponsor its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account the applicable extension fees, on or prior to the date of the applicable deadline, for each extension. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination or at the lender’s discretion, converted upon consummation of the business combination into additional private units at a price of $10.00 per unit.

During the six months ended June 30, 2026 and 2025, the Company entered into monthly extension loans with its Sponsor for $85,828 and $488,850, respectively, and with United Hydrogen for $85,827 and $488,850, respectively, with each party funding one-half of the required monthly extension payments. These funds were deposited into the Trust Account in order to extend the time available to complete a business combination. These loans are non-interest bearing, payable upon the closing of a business combination, and convertible at the lender’s discretion, upon consummation of the business combination, into additional private units at a price of $10.00 per unit. As of June 30, 2026 and December 31, 2025, the extension loan balances were $2,195,717 and $2,024,062, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a business combination into additional Private Units at a price of $10.00 per Unit. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was no amount outstanding under any Working Capital Loan.

Due to a related company

As of June 30, 2026 and December 31, 2025, the Company had a total amount due to a related company of $1,129,651 and $899,601, respectively, for the payment of costs related to general and administrative services. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

The Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor, $10,000 per month, for up to 12 months, subject to extension to up to 24 months, as provided in the Company’s registration statement, for such administrative services. As of June 30, 2026 and December 31, 2025, the unpaid balance was $240,000, which is included in amount due to related company balance. This agreement expired on December 31, 2025 and is no longer in effect, the Sponsor is currently providing office space to the Company free of charge.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

There were no ordinary shares redeemed in the three and six months ended June 30, 2026. During the year ended December 31, 2025, 5,859,668 ordinary shares were redeemed for approximately $65.33 million.

As of June 30, 2026 and December 31, 2025, there were 2,126,000 ordinary shares issued and outstanding, excluding 1,040,332 ordinary shares subject to possible redemption.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Six Months Ended June 30,
	2026	2025

Interest earned on cash held in Trust Account	$216,628	$1,064,650
General, administrative and operational costs	$(254,332)	$(455,018)

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash held in Trust Account and general, administrative and operational costs. The CODM reviews interest earned on cash held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general, administrative and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date through the date the unaudited financial statements were issued.

Subsequent to June 30, 2026, the Company entered into monthly extension loans with its Sponsor for $34,331 each, totaling $68,662. These funds were deposited into the Trust Account in order to extend the time available to complete a business combination through August 6, 2026, and subsequently through September 6, 2026. These loans are non-interest bearing, payable upon the closing of a business combination, and convertible at the lender’s discretion, upon consummation of the business combination, into additional private units at a price of $10.00 per unit.

On July 7, 2026, the Company delivered to United Hydrogen a notice of termination of the Business Combination Agreement, effective the same day. As a result, the Business Combination Agreement terminated in accordance with its terms, and the proposed business combination contemplated by the Business Combination Agreement will not be consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “Aimei Health,” or the “Company” refer to Aimei Health Technology Co., Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Aimei Investment Ltd, a Cayman Islands exempted company with limited liability. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance, or results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company with limited liability for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with our company.

United Hydrogen Business Combination and Termination

On June 19, 2024, Aimei Health entered into a definitive Business Combination Agreement (as amended on June 6, 2025, the “Merger Agreement”) for a business combination with (i) United Hydrogen Group Inc., an exempted company incorporated with limited liability in the Cayman Islands (“United Hydrogen”), (ii) United Hydrogen Global Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), (iii) United Hydrogen Victor Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco, (iv) United Hydrogen Worldwide Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco, and (v) Aimei Investment Ltd, a Cayman Islands exempted company, in the capacity as, from and after the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the representative for Aimei Health and its shareholders (the “Sponsor”). The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Closing, including: (i) by mutual written consent of Aimei Health and United Hydrogen; (ii) by either Aimei Health or United Hydrogen if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal, or otherwise prohibits the mergers and the other transactions contemplated by the Merger Agreement; (iii) by either Aimei Health or United Hydrogen if any of the conditions to Closing have not been satisfied or waived by September 30, 2025; (iv) by either Aimei Health or United Hydrogen upon a material breach of any representations, warranties, covenants, or other agreements set forth in the Merger Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 20 days following the receipt of notice from the non-breaching party and the Termination Date; (v) by either Aimei Health or United Hydrogen if the Aimei Health shareholder approval is not obtained at its shareholder meeting; (vi) by Aimei Health if the United Hydrogen shareholder approval is not obtained within ten (10) business days after the Registration Statement becomes effective; or (vii) by Aimei Health, if the Reorganization (as defined in the Merger Agreement) is not completed by December 31, 2024. The Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on June 20, 2024.

On November 6, 2025, the Company convened an extraordinary general meeting of shareholders, at which Aimei Health’s shareholders approved the proposed business combination with United Hydrogen. In addition, on January 23, 2025, United Hydrogen initially filed a Registration Statement on Form F-4 (File No. 333-284430) with the SEC in connection with the proposed business combination, which was declared effective on September 26, 2025. The completion of the proposed business combination was subject, among other conditions, to United Hydrogen obtaining required approvals from the China Securities Regulatory Commission (the “CSRC”). As of July 6, 2026, the CSRC had not granted such approval. On July 7, 2026, the Company delivered to United Hydrogen a notice of termination of the Merger Agreement pursuant to Section 9.1(b) thereof, effective the same day. As a result, the Merger Agreement terminated in accordance with its terms, and the proposed business combination contemplated by the Merger Agreement will not be consummated. Although the proposed business combination with United Hydrogen was terminated, the Company continues to evaluate potential business combination opportunities and intends to identify and pursue an appropriate target for a future business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to June 30, 2026 were organizational activities, those necessary to prepare for and conduct the IPO, and those required to identify and evaluate a target company for a business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in the Trust Account established for the benefit of our public shareholders, from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2026, we had net loss of $37,704, which consisted of general, administrative and operational costs of $254,332, offset by interest income earned on cash held in the Trust Account of $216,628.

For the three months ended June 30, 2026, we had net loss of $83,144, which consisted of general, administrative and operational costs of $192,348, offset by interest income earned on cash held in the Trust Account of $109,204.

For the six months ended June 30, 2025, we had net income of $609,632, which consisted of interest income earned on cash held in the Trust Account of $1,064,650, partially offset by general, administrative and operational costs of $455,018.

For the three months ended June 30, 2025, we had net income of $424,970, which consisted of interest income earned on cash held in the Trust Account of $466,574, offset by general, administrative and operational costs of $41,604.

Liquidity and Capital Resources

As of June 30, 2026, we had $1,466 in our operating bank account, $12,488,393 in our Trust Account, and working capital deficit of approximately $3,794,718.

Our liquidity has been satisfied through the net proceeds from the consummation of our IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans (as defined in “Note 5—Related Party Transactions” in the notes to our financial statements). As of June 30, 2026, there were no amounts outstanding under the Working Capital Loans.

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

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, or long-term liabilities. The underwriters were entitled to a deferred fee of one percent (1.0%) of the gross proceeds of the IPO upon closing of a business combination, or $690,000. The deferred fee will be paid in cash upon the closing of the business combination from the amounts held in the Trust Account (as defined below), subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, there were no critical accounting policies or estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal controls as a result of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

None.

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

Date: August 13, 2026

Aimei Health Technology Co., Ltd

By:	/s/ Junheng Xie
Name:	Junheng Xie
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Heung Ming Wong
Name:	Heung Ming Wong
Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)

